Form 10QSB
period 2005-03-31
Red Sky Resources Inc.
filed 2005-05-13
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

RED SKY RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 2410, 650 West Georgia Street, PO Box 11524
Vancouver, British Columbia, V6B 4N7, Canada
(Address of principal executive offices)

(604) 689-8336
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,196,500 shares of common stock are issued and outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

These financial statements have been prepared by Red Sky Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and its results of operations for the three month periods ended March 31, 2005 and 2004, and its cash flows for the three month periods ended March 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

RED SKY RESOURCES INC. (An exploration stage enterprise) Balance Sheets (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)
	March 31	December 31
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$71,427	$81,934

Total current assets	71,427	81,934

Mineral Property (Note 3)	-	-

Oil and gas property (Note 4)	-	-

Total assets	$71,427	$81,934

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$20,409	$2,825

Total current liabilities	20,409	2,825

STOCKHOLDERS’ EQUITY

Share capital (Note 5)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and
outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 2,196,500 issued
and outstanding (December 31, 2004 - 2,196,500)	220	220

Additional paid in capital	129,405	129,405
Deficit accumulated during the exploration stage	(78,607)	(50,516)

Total stockholders’ equity	51,018	79,109

Total liabilities and stockholders’ equity	$71,427	$81,934

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
For the period from December 31, 2003 to March 31, 2005
Statements of Stockholders’ Equity
(Unaudited – Prepared by Management)

(Expressed in U.S. Dollars)

						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity

Stocks issued at $0.0001 per share in
October 2001	-	-	1,500,000	150	-	-	150

Net (loss) for the period	-	-	-	-	-	(542)	(542)

Balance, December 31, 2001	-	-	1,500,000	150	-	(542)	(392)

Stocks issued at $0.15 per share in	-	-	196,500	20	29,455	-	29,475
February 2002

Net (loss) for the period	-	-	-	-	-	(9,283)	(9,283)

Balance, December 31, 2002	-	-	1,696,500	170	29,455	(9,825)	19,800

Net (loss) for the period	-	-	-	-	-	(24,450)	(24,450)

Balance, December 31, 2003	-	-	1,696,500	170	29,455	(34,275)	(4,650)

Stocks issued at $0.20 per share in
December 2004	-	-	500,000	50	99,950	-	100,000

Net (loss) for the period	-	-	-	-	-	(16,241)	(16,241)

Balance, December 31, 2004	-	-	2,196,500	220	129,405	(50,516)	79,109

Net (loss) for the period	-	-	-	-	-	(28,091)	(28,091)

Balance, March 31, 2005 (Unaudited)	-	-	2,196,500	220	129,405	(78,607)	51,018

The accompanying notes are an integral part of these financial statements

RED SKY RESOURCES INC. (An exploration stage enterprise) Statements of Operations (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)
	Cumulative
	October 14,	Three Months	Three Months
	2001 (inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2005	2005	2004

General and administrative expenses
Bank charges	$813	$147	$230
Consulting fees	4,068	-	-
Management fees	16,050	-	6,420
Mineral property expenditures	11,924	1,737	-
Office and Miscellaneous	3,912	334	50
Professional fees	35,526	22,417	3,238
Transfer agent and filing fees	6,314	3,456	-

Net loss for the period	$(78,607)	$(28,091)	$(9,938)

Basic and diluted loss per share,
Net loss per share		$(0.01)	$(0.01)

Weighted average number of
common shares outstanding		2,196,500	1,696,500

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC. (An exploration stage enterprise) Statements of Cash Flows (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)
	Cumulative
	October 14, 2001	Three Months	Three Months
	(inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2005	2005	2004

Cash flows from (used in) operating activities
Net (loss) for the period	$(78,607)	$(28,091)	$(9,938)
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	20,409	17,584	3,499

Net cash used in operating activities	(58,198)	(10,507)	(6,439)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	129,625	-	-
Due from a related party	-	-	1,000
Due to a related party	-	-	6,420

Net cash provided by financing activities	129,625	-	7,420

Increase (decrease) in cash and cash equivalents	71,427	(10,507)	981

Cash and cash equivalents (deficiency), beginning of period	-	81,934	(7)

Cash and cash equivalents, end of period	$71,427	$71,427	$974

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC. (An exploration stage enterprise) Notes to Financial Statements March 31, 2005 (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)

1.	Incorporation and Continuance of Operations

Red Sky Resources Inc. (the “Company”) was formed on December 20, 2004 upon the merger (the “Merger”) of Pacific Petroleum Inc., a Delaware corporation (“Pacific Petroleum”) with its wholly owned subsidiary, Red Sky Resources Inc., a Nevada corporation (“Red Sky Nevada”). Pacific Petroleum was incorporated under the laws of the State of Delaware on October 14, 2001. Red Sky Nevada was incorporated under the laws of the State of Nevada on November 23, 2004. At the time of the Merger, Pacific Petroleum owned all of the issued and outstanding shares of Red Sky Nevada. Each share of Pacific Petroleum common stock issued and outstanding immediately prior to the Merger was converted into one share of common stock of Red Sky Nevada. The surviving legal entity is Red Sky Nevada while the financial statements are the continuation of Pacific Petroleum.

The Company is in the business of exploring mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company therefore has not reached the development stage and is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any material operating revenues to date.

2.	Significant Accounting Policies

	a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2005 and December 31, 2004, cash and cash equivalents consist of cash only.

	b)	Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

RED SKY RESOURCES INC. (An exploration stage enterprise) Notes to Financial Statements March 31, 2005 (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

	c)	Mineral Properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

	d)	Environmental Requirements

At the report date, environmental requirements related to mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

	e)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2005 and December 31, 2004 the Company had no balance in a bank beyond insured limits.

	f)	Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

	g)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The Company’s financial instruments consist of cash and cash equivalents, due from a related party, accounts payable and accrued liabilities and due to a related party. The carrying amounts of these financial instruments approximate fair value due to the short- term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

	h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

RED SKY RESOURCES INC. (An exploration stage enterprise) Notes to Financial Statements March 31, 2005 (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

	i)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. The Company had no other comprehensive income for the three months ended March 31, 2005

	j)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

	k)	Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148 “Accounting for Stock- based Compensation – Transition and Disclosure – An amendment of SFAS No. 123”. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company has not granted any stock options from its inception, October 14, 2004 to March 31, 2005.

	l)	Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at lest annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

	m)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

RED SKY RESOURCES INC. (An exploration stage enterprise) Notes to Financial Statements March 31, 2005 (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)

	n)	Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

	o)	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of SFAS No. 153 will not have any impact on the Company’s financial statements.

RED SKY RESOURCES INC. (An exploration stage enterprise) Notes to Financial Statements March 31, 2005 (Unaudited – Prepared by Management) (Expressed in U.S. Dollars)

3.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the year ended December 31, 2004. The mineral claims are renewable on the 1st of every September conditional on meeting certain mineral exploration expenditures or by paying cash in lieu of mineral exploration expenditures.

4.	Oil and gas Property

In June 2003, the Company entered into a farmout agreement with Banks Energy Inc. (“Banks”), a related company by virtue of sharing a common officer and director, for the right to earn a 10.75% net revenue interest in one section of land by paying 12.75% of the drilling, completing and tie-in costs. The section of land is located in Tehama County, California. In July 2003, the Company expended $22,580 for the drilling costs on a well on the property, which represented 12.75% of the estimated drilling costs.

In December 2003, Banks entered into an agreement with the operator of the property to sell all of its working interests in the property, including the Company’s 10.75% working interest, back to the operator for a minor loss. In conjunction with the sale, Banks agreed to reimburse the Company in full for all its exploration expenditures incurred on the property to date. The Company received $22,580 from Banks during the year ended December 31, 2004 for the reimbursement.

5.	Share Issuances

During the year ended December 31, 2004, the Company received $100,000 for the issuance of 500,000 common stock at $0.20 per share.

6.	Related Party Transactions

During the three months ended March 31, 2005, the Company paid management fees of $nil (three months ended March 31, 2004 - $6,420) to the sole officer and director of the Company.

7.	Comparative Figure

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

8.	Subsequent Event

Subsequent to the quarter ended March 31, 2005, the Company entered into a geophysical survey agreement with a third party. The agreement required the Company to make a deposit of $10,000 Canadian dollars (US $8,200) to secure the geophysical equipment for the planned Alaskan exploration work program.

Item 2.                 Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our Form SB-2 filed March 15, 2005. Words or phrases such as “will”, “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, continued availability of capital and financing; adverse weather; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles and are in good standing with the State of Alaska through to September 1, 2005.

Our objective is to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover one. A great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral claims:

1.    We plan to conduct phase one of our recommended exploration program on our mineral claims. Phase one will consist of an IP and ground magnetic survey and is estimated to cost approximately $30,000. We expect to commence this first phase of our exploration program in late May of 2005 depending on the availability of personal and equipment. Phase one is expected to take approximately two weeks to complete and an additional four weeks for the interpretation of the data. We have engaged Alaska Earth Sciences, Inc. pursuant to a mineral exploration management services agreement dated March 7, 2005 to complete this phase of our work program. In addition, in April 2005, we entered into a geophysical survey agreement with a third party to supply the geophysical equipment required for the work program.

2.    If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program. Phase two is estimated to cost $23,000. We anticipate that we will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the late summer of 2005 or late spring 2006 and would take approximately six weeks to complete.

3.    We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

As at March 31, 2005, we had cash reserves of $71,427 and working capital of $51,018. We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay for the costs of our general and administrative expenses for the next twelve months. However, our ability to complete phase two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase two our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the March 31, 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception, on October 14, 2001, to March 31, 2005, we have raised a total of $129,625 from private offerings of our securities.

For the three month period ended March 31, 2005, we incurred operating costs of $28,091 compared to operating costs of $9,938 during the three month period ended March 31, 2004. During the current period, the operating costs included $22,417 in professional fees for the legal and accounting costs of the Form SB-2 filings during the period and mineral property expenditures of $1,737 relating to the preparation of a geological report on the Alaskan mineral property. During the comparative period in 2004, our operating costs included $6,420 in management fees to Mr. Lee, our sole executive officer, for compensation of his services and $3,238 in professional fees for our ongoing operations.

Liquidity and Capital resources

At March 31, 2005, we had cash on hand of $71,427 and working capital of $51,018. This compares with cash on hand of $81,934 and working capital of $79,109 as at December 31, 2004. The decrease in working capital between the periods was due to our net loss of $28,091 during the current period.

Cash used in operating activities was $10,507 for the three month period ended March 31, 2005, compared with $6,439 cash used in operating activities for the three months ended March 31, 2004. The rise in cash used reflects the activity of our operations between the periods.

We anticipate that our cash and working capital will be sufficient to enable us to complete phase one of our exploration program and to pay for the costs of our general and administrative expenses for the next twelve months. However, our ability to complete phase two of the recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase two during this period. If we determine to proceed with phase two during the next twelve months, then we will require additional financing.

By September 1, 2005, we must complete $10,000 in annual labor or exploration expenditures on our mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. In addition, by September 1, 2005, we must make payment to the State of

Alaska of an annual rental fee of $2,500 for our twenty-five mineral claims, to keep our claims in good standing.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED MARCH 15, 2005, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.                 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place on March 31, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

We also maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During our last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or is reasonably likely to materially affect, those controls.

PART II. – OTHER INFORMATION

Item 1.                 Legal Proceedings.

None

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                 Default upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

None

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
3.3(1)	Articles of Merger, as filed with the Nevada Secretary of State
3.4(1)	Certificate of Merger, as filed with the Delaware Secretary of State
5.1(2)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered
10.1(1)	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003
10.2(1)	Mining Quitclaim Deed dated August 16, 2004
10.3(2)	Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004
10.4(2)	Mineral Exploration Management Services Agreement between Red Sky Resources Inc. and Alaska Earth Sciences Inc. dated March 7, 2005
10.5(3)	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical Ltd. dated April 14, 2005
31.1(3)	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(3)	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(3)	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on January 28, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 filed with the Commission on March 15, 2005.
(3)	Filed as an exhibit to this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED SKY RESOURCES INC.

Signature	Title	Date

/S/ D. Barry Lee	President, Chief Executive Officer, Chief Financial Officer and Director	May 12, 2005
D. Barry Lee	(Principal Executive Officer and Principal Accounting Officer)