Form 10QSB
period 2005-06-30
Red Sky Resources Inc.
filed 2005-08-16
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

(604) 689-8336
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,196,500 shares of common stock are issued and outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

These financial statements have been prepared by Red Sky Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and its results of operations, stockholders’ equity, and its cash flows for the three and six month periods ended June 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Balance Sheets
(Unaudited)

(Expressed in U.S. Dollars)

	June 30	December 31
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$15,636	$81,934
Total current assets	15,636	81,934
Mineral Property (Note 2)	-	-
Oil and gas property	-	-
Total assets	15,636	81,934

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$8,752	$2,825
Total current liabilities	8,752	2,825

STOCKHOLDERS’ EQUITY

Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and
outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 2,196,500 issued
and outstanding (December 31, 2004 - 2,196,500)	220	220

Additional paid in capital	129,405	129,405
Deficit accumulated during the exploration stage	(122,741)	(50,516)
Total stockholders’ equity	6,884	79,109
Total liabilities and stockholders’ equity	$15,636	$81,934

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
For the period from inception (October 14, 2001) to June 30, 2005
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)

						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Stocks issued at $0.0001 per share in
October 2001	-	-	1,500,000	150	-	-	150

Net loss for the period	-	-	-	-	-	(542)	(542)

Balance, December 31, 2001	-	-	1,500,000	150	-	(542)	(392)

Stocks issued at $0.15 per share in	-	-	196,500	20	29,455	-	29,475
February 2002

Net loss for the period	-	-	-	-	-	(9,283)	(9,283)

Balance, December 31, 2002	-	-	1,696,500	170	29,455	(9,825)	19,800

Net loss for the period	-	-	-	-	-	(24,450)	(24,450)

Balance, December 31, 2003	-	-	1,696,500	170	29,455	(34,275)	(4,650)

Stocks issued at $0.20 per share in
December 2004	-	-	500,000	50	99,950	-	100,000

Net loss for the period	-	-	-	-	-	(16,241)	(16,241)

Balance, December 31, 2004	-	-	2,196,500	220	129,405	(50,516)	79,109

Net loss for the period	-	-	-	-	-	(72,225)	(72,225)

Balance, June 30, 2005	-	-	2,196,500	220	129,405	(122,741)	6,884

The accompanying notes are an integral part of these financial statements

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars

	Cumulative
	October 14,	Three Months	Three Months	Six Months	Six Months
	2001 (inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

General and administrative expenses
Bank charges	$888	$75	$111	$222	$341
Consulting fees	4,068	-	-	-	-
Management fees	16,050	-	4,280	-	10,700
Mineral property expenditures	45,958	34,034	7,515	35,771	7,515
Oil and gas property recoveries	-	-	(22,580)	-	(22,580)
Office and Miscellaneous	4,181	269	632	603	682
Professional fees	43,475	7,949	-	30,366	3,238
Transfer agent and filing fees	8,121	1,807	798	5,263	798

Net (loss) income for the period	$(122,741)	$(44,134)	$9,244	$(72,225)	$(694)

Basic and diluted (loss) income per share
Net (loss) income per share		(0.02)	0.01	(0.03)	(0.00)

Weighted average number of
common shares outstanding		2,196,500	1,696,500	2,196,500	1,696,500

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	October 14,
	2001	Three Months	Three Months	Six Months	Six Months
	(inception) to	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Cash flows from (used in) operating activities
Net (loss) income for the period	$(122,741)	$(44,134)	$9,244	$(72,225)	$(694)
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	8,752	(11,657)	1,004	5,927	4,503

Net cash (used in) from operating activities	(113,989)	(55,791)	10,248	(66,298)	3,809

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	129,625	-	-	-	-
Due from a related party	-	-	10,570	-	11,570
Due to a related party	-	-	4,280	-	10,700

Net cash from financing activities	129,625	-	14,850	-	22,270

Increase (decrease) in cash and cash equivalents	15,636	(55,791)	25,098	(66,298)	26,079

Cash and cash equivalents (deficiency), beginning of period	-	71,427	974	81,934	(7)

Cash and cash equivalents, end of period	$15,636	$15,636	$26,072	$15,636	$26,072

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
June 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2005 and the results of operations, shareholders’ equity and cash flows for the interim period ended June 30, 2005. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10- QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 2004. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

2.	Mineral Property

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

3.	Related Party Transactions

During the six months ended June 30, 2005, the Company paid management fees of $nil (six months ended June 30, 2004 - $10,700) to the sole officer and director of the Company.

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

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles and are in good standing with the State of Alaska through to September 1, 2005. Subsequent to September 1, 2005, we will be required and are fully prepared to continue the work programs on the claims, which will be sufficient to maintain them in good standing on an annual basis.

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

Phase One Exploration of Mineral Claims

In late May 2005, we conducted the first phase of exploration on the mineral claims consisting of an induced polarization survey and a ground magnetic survey. The cost of the program was approximately $34,000 which exceeded our initial estimate by $4,000. The increase was a result of higher than expected costs for mobilization, demobilization and labor. The work program commenced in mid May 2005 and lasted approximately ten days.

We commissioned a report on the results of phase one from a consulting geophysics firm and we were in receipt of a preliminary report in July 2005. The preliminary report stated the induced polarization survey encountered various ground conditions during the survey resulting in varying degrees of quality data. There were features of interest on several of the induced polarization lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined affects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

Plan of Operations

Our plan of operations for the next twelve months is to continue exploration of our mineral claims by completing the following objectives within the time periods specified. Our ability to complete these objectives is contingent upon obtaining the funding necessary, which we plan on doing through an equity issue:

1.     We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two. The costs to repeat phase one is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program planned for late summer of 2005.

2.     If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program. Phase two is estimated to cost $23,000. We anticipate that we will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the summer of 2006 and would take approximately six weeks to complete.

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

As at June 30, 2005, we had cash reserves of $15,636 and working capital of $6,884. We anticipate that our cash and working capital will be sufficient to enable us to pay for the costs of our general and administrative expenses for the next six months. However, our ability to repeat certain portions of the phase one work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the June 30, 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception, on October 14, 2001, to June 30, 2005, we have raised a total of $129,625 from private offerings of our securities.

For the six month period ended June 30, 2005, we incurred operating costs of $72,225 compared to operating costs of $694 during the six month period ended June 30, 2004. During the current period, the operating costs included $30,366 in professional fees for the legal and accounting costs of the Form SB-2 filings during the period and mineral property expenditures of $35,771 relating to phase one work program and the preparation of a geological report on the Alaskan mineral property. During the comparative period in 2004, our operating costs included $10,700 in management fees to Mr. Lee, our sole executive officer, for compensation of his services, $7,515 in staking costs for our mineral claims and a recovery of oil and gas expenditures of $22,580 relating to a sale of our interest in an oil gas property in California.

Liquidity and Capital resources

At June 301, 2005, we had cash on hand of $15,636 and working capital of $6,884. This compares with cash on hand of $81,934 and working capital of $79,109 as at December 31, 2004. The decrease in working capital between the periods was due to our net loss of $72,225 during the current period.

Cash used in operating activities was $66,298 for the six month period ended June 30, 2005 largely due to our expenditures for the phase one work program. This compares with cash provided by operating activities of $3,809 for the six months ended June 30, 2004 as a result of the recovery of $22,580 in oil and gas expenditures.

We anticipate that our cash and working capital will be sufficient to pay for the costs of our general and administrative expenses for the next six months. However, our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves.

By September 1, 2005, we must complete $10,000 in annual labor or exploration expenditures on our mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska or make payment in lieu. Although we believe we have satisfied the $10,000 annual labor requirement for the current year, there are no assurances the State of Alaska will accept our filing. In addition, by September 1, 2005, we must make payment to the State of Alaska of an annual rental fee of $2,500 for our twenty-five mineral claims, to keep our claims in good standing.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED MARCH 15, 2005, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place on June 30, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Default upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	By-Laws
3.3 (1)	Articles of Merger, as filed with the Nevada Secretary of State
3.4 (1)	Certificate of Merger, as filed with the Delaware Secretary of State
5.1 (2)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered
10.1 (1)	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003
10.2 (1)	Mining Quitclaim Deed dated August 16, 2004
10.3 (2)	Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004
10.4 (2)	Mineral Exploration Management Services Agreement between Red Sky Resources Inc. and Alaska Earth Sciences Inc. dated March 7, 2005
10.5 (3)	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical Ltd. dated April 14, 2005
31.1 (4)	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2 (4)	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1 (4)	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on January 28, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 filed with the Commission on March 15, 2005.
(3)	Filed as an exhibit to our Form 10-QSB filed with the Commission on May 13, 2005.
(4)	Filed as an exhibit to this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED SKY RESOURCES INC.

Date: Aug 15, 2005	By:	/s/ D. Barry Lee

	Title:	D. Barry Lee
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)