Form 10QSB
period 2005-09-30
Red Sky Resources Inc.
filed 2005-11-14
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________to _____________

Commission file number 000-51241

RED SKY RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,196,500 shares of common stock are issued and outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒ No ☐

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

These financial statements have been prepared by Red Sky Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and its results of operations, stockholders’ equity, and its cash flows for the three and nine month periods ended September 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form SB-2.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Balance Sheets
(Unaudited)

(Expressed in U.S. Dollars)

	September 30	December 31
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$9,676	$81,934

Total current assets	9,676	81,934

Mineral Property (Note 2)	-	-

Oil and gas property (Note 4)	-	-

Total assets	9,676	81,934

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$10,625	$2,825

Total current liabilities	10,625	2,825

STOCKHOLDERS’ (DEFICIT) EQUITY

Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and
outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 2,196,500 issued
and outstanding (December 31, 2004 - 2,196,500)	220	220

Additional paid in capital	129,405	129,405
Deficit accumulated during the exploration stage	(130,574)	(50,516)

Total stockholders’ (deficit) equity	(949)	79,109

Total liabilities and stockholders’ (deficit) equity	$9,676	$81,934

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
For the period from inception (October 14, 2001) to September 30, 2005
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)

						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity (deficit)

Stocks issued at $0.0001 per share in October 2001	-	-	1,500,000	150	-	-	150

Net loss for the period	-	-	-	-	-	(542)	(542)

Balance, December 31, 2001	-	-	1,500,000	150	-	(542)	(392)

Stocks issued at $0.15 per share in	-	-	196,500	20	29,455	-	29,475
February 2002

Net loss for the period	-	-	-	-	-	(9,283)	(9,283)

Balance, December 31, 2002	-	-	1,696,500	170	29,455	(9,825)	19,800

Net loss for the period	-	-	-	-	-	(24,450)	(24,450)

Balance, December 31, 2003	-	-	1,696,500	170	29,455	(34,275)	(4,650)

Stocks issued at $0.20 per share in
December 2004	-	-	500,000	50	99,950	-	100,000

Net loss for the period	-	-	-	-	-	(16,241)	(16,241)

Balance, December 31, 2004	-	-	2,196,500	220	129,405	(50,516)	79,109

Net loss for the period	-	-	-	-	-	(80,058)	(80,058)

Balance, September 30, 2005	-	-	2,196,500	220	129,405	(130,574)	(949)

The accompanying notes are an integral part of these financial statements

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	October 14,	Three Months	Three Months	Nine Months	Nine Months
	2001(inception)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

General and administrative expenses
Bank charges	$909	$21	$47	$243	$388
Consulting fees	4,068	-	-	-	-
Management fees	16,050	-	5,350	-	16,050
Mineral property expenditures	49,725	3,767	817	39,538	8,332
Oil and gas property recoveries	-	-	-	-	(22,580)
Office and miscellaneous	5,018	837	-	1,440	682
Professional fees	45,823	2,348	-	32,714	3,238
Transfer agent and filing fees	8,981	860	500	6,123	1,298

Net loss for the period	$(130,574)	$(7,833)	$(6,714)	$(80,058)	$(7,408)

Basic and diluted loss per share
Net loss per share		(0.00)	(0.00)	(0.04)	(0.00)

Weighted average number of
common shares outstanding		2,196,500	1,696,500	2,196,500	1,696,500

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	October 14,
	2001	Three Months	Three Months	Nine Months	Nine Months
	(inception) to	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Cash flows from (used in) operating activities
Net loss for the period	$(130,574)	$(7,833)	$(6,714)	$(80,058)	$(7,408)
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	10,625	1,873	(4,447)	7,800	56

Net cash used in operating activities	(119,949)	(5,960)	(11,161)	(72,258)	(7,352)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	129,625	-	-	-	-
Due from a related party	-	-	-	-	11,570
Due to a related party	-	-	(10,700)	-	-

Net cash (used in) from financing activities	129,625	-	(10,700)	-	11,570

Increase (decrease) in cash and cash equivalents	9,676	(5,960)	(21,861)	(72,258)	4,218

Cash and cash equivalents (deficiency), beginning of period	-	15,636	26,072	81,934	(7)

Cash and cash equivalents, end of period	$9,676	$9,676	$4,211	$9,676	$4,211

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2005 and the results of operations, shareholders’ equity and cash flows for the interim period ended September 30, 2005. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2004. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of September 30, 2005, the Company had a total of $9,676 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

2.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the acquisition costs were expensed during the year ended December 31, 2004. The mineral claims are renewable on the 1st of every September conditional on paying the annual filing fee of $2,500 to the State of Alaska by November 30, 2005 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures. As at September 30, 2005, and as at the filing date of this quarterly report, the Company has not paid the $2,500 annual fee or filed the documents evidencing the $10,000 in mineral exploration expenditure has been satisfied. It is the Company’s intent to pay the annual fee and file the necessary documents with the State of Alaska by the November 30, 2005 deadline.

3.	Related Party Transactions

During the nine months ended September 30, 2005, the Company paid management fees of $nil (nine months ended September 30, 2004 - $16,050) to the sole officer and director of the Company. At September 30, 2005, $557 (December 31, 2004 $nil) was included in accounts payable and accrued liabilities that was due to the sole officer and director of the Company. Amounts due are payable under normal trade payable terms.

4.	Oil and Gas Property

In June 2003, the Company entered into a farmout agreement with Banks Energy Inc. (“Banks”), a related company by virtue of sharing a common officer and director, for the right to earn a 10.75% net revenue interest in

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
September 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)

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

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles. The State of Alaska requires an annual rental fee of $2,500 and a minimum exploration work expenditure of $10,000 on the 1st of September of each year to keep the claims in good standing. The $2,500 payment and proof of work must be paid and filed with the State of Alaska within 90 days of the 1st of September. We intend to extend the mineral claims to September 1, 2006 by paying the necessary filing fee of $2,500 and filing documentation to support a minimum of $10,000 was spent on the claims before November 30, 2005. Our objective is to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will discover one. A great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

Phase One Exploration of Mineral Claims

In late May 2005, we conducted the first phase of exploration on the mineral claims consisting of an induced polarization survey and a ground magnetic survey. The cost of the program was approximately $37,800 which exceeded our initial estimate by $7,800. The increase was a result of higher than expected costs for mobilization, demobilization and labor. The work program commenced in mid May 2005 and lasted approximately ten days.

We commissioned a report on the results of phase one from a consulting geophysics firm. The report stated the induced polarization survey encountered various ground conditions during the survey resulting in varying degrees of quality data. There were features of interest on several of the induced polarization lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined effects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

Plan of Operations

Our plan of operations for the next twelve months is to continue exploration of our mineral claims by completing the following objectives within the time periods specified. Our ability to complete these objectives is contingent upon obtaining the funding necessary, which we plan on doing through an equity issue:

1. We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two. The costs to repeat phase one is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program planned for the summer of 2006.

2. If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program. Phase two is estimated to cost $23,000. We anticipate that we will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two would be conducted during the summer of 2006 or 2007 and would take approximately six weeks to complete.

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

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the September 30, 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception, on October 14, 2001, to September 30, 2005, we have raised a total of $129,625 from private offerings of our securities.

For the nine month period ended September 30, 2005, we incurred operating costs of $80,058 compared to operating costs of $7,408 during the nine month period ended September 30, 2004. The increase was the result of the completion of the initial phase of exploration on our Alaska mineral property and our filing a registration statement with the Securities and Exchange Commission (the “SEC”) and becoming a reporting company under the Securities Exchange Act of 1934 (the “1934 Act”). For the three month period ended September 30, 2005, we incurred operating costs of $7,833 compared to operating costs of $6,714 during the three month period ended September 30, 2004.

During the nine months ended September 30, 2005, we incurred mineral property expenditures of $39,538 relating to the phase one work program and the preparation of geological reports on the Alaskan mineral property, of which $3,767 was incurred in the three months ended September 30, 2005. Mineral property expenditures during the nine months ended September 30, 2004 were $8,332, of which $817 was incurred in the three months ended September 30, 2004.

During the nine months ended September 30, 2005, we incurred $32,714 in professional fees for the legal and accounting costs of our Form SB-2 registration statement and our Form 10-QSB quarterly reports filed during the period. During the three months ended September 30, 2005, we incurred $2,348 in professional fees for the legal and accounting costs of our Form 10-QSB quarterly reports filed during the period. We will continue to incur legal and accounting costs as a reporting company under the 1934 Act.

During the nine months ended September 30, 2004, our operating costs included $16,050 in management fees paid to Mr. Lee, our sole executive officer, for compensation of his services. We also reported a recovery of oil and gas expenditures of $22,580 relating to a sale of our interest in an oil gas property in California during this period.

Liquidity and Capital resources

At September 30, 2005, we had cash on hand of $9,676 and a working capital deficit of $949. This compares with cash on hand of $81,934 and working capital of $79,109 as at December 31, 2004. The decrease in working capital between the periods was due to our net loss of $80,058 during the nine months ended September 30, 2005. We do not believe our cash on hand is sufficient to pay for the costs of our general and administrative expenses for the next twelve months. In addition, our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

Cash used in operating activities was $72,258 for the nine month period ended September 30, 2005 largely due to our expenditures for the phase one work program and our filing a registration statement with the SEC and becoming a reporting company under the 1934 Act. This compares with cash used in operating activities of $7,352 for the nine months ended September 30, 2004. Cash used in operating activities during this period included a recovery of $22,580 in oil and gas expenditures.

At September 30, 2005, $557 was included in accounts payable and accrued liabilities that was due to the sole officer and director of the Company. Amounts due are payable under normal trade payable terms.

By September 1, 2005, we must have completed $10,000 in annual labor or exploration expenditures on our mineral claims and file confirmation of the work with the applicable mining recordings office of the State of Alaska by November 30, 2005 or make payment in lieu. Although we believe we have satisfied the $10,000 annual labor requirement for the current year, there are no assurances the State of Alaska will accept our filing. In addition, by November 30, 2005, we must make payment to the State of Alaska of an annual rental fee of $2,500 for our twenty-five mineral claims, to keep our claims in good standing. We plan to make this payment by November 30, 2005.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED MARCH 15, 2005, TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

Item 3.           Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. D. Barry Lee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II. – OTHER INFORMATION

Item 1.           Legal Proceedings.

We are not party to any legal proceedings.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended September 30, 2005.

Item 3.           Default upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending December 31, 2005.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(1)	Articles of Merger, as filed with the Nevada Secretary of State

3.4(1)	Certificate of Merger, as filed with the Delaware Secretary of State

5.1(2)	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered

10.1(1)	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003

10.2(1)	Mining Quitclaim Deed dated August 16, 2004

10.3(2)	Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004

10.4(2)	Mineral Exploration Management Services Agreement between Red Sky Resources Inc. and Alaska Earth Sciences Inc. dated March 7, 2005

10.5(3)	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical Ltd. dated April 14, 2005

31.1(4)	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(4)	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(4)	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on January 28, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 filed with the Commission on March 15, 2005.
(3)	Filed as an exhibit to our Form 10-QSB filed with the Commission on May 13, 2005.
(4)	Filed as an exhibit to this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED SKY RESOURCES INC.

Signature	Title	Date

President, Chief Executive Officer,
/S/ D. Barry Lee	Chief Financial Officer and
D. Barry Lee	Director (Principal Executive	November 10, 2005
Officer and Principal Accounting
Officer)