Form 10KSB
period 2005-12-31
Red Sky Resources Inc.
filed 2006-03-10
CIK 1314363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

                                                                                                                   (Mark One)

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                                    For the fiscal year ended December 31, 2005

                                                                                      OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

(604) 689-8336
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): 65,895,000 shares of common stock at $1.05 (1) per share = $69,189,750. (1) Bid price on March 8, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 65,895,000 shares of common stock issued and outstanding as of March 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I

Item 1.    Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean Red Sky Resources Inc. unless otherwise indicated.

Corporate History

We were incorporated on October 14, 2001 under the laws of the state of Delaware under the name Pacific Petroleum Inc. On the date of our incorporation, we appointed D. Barry Lee as our President, Secretary, Treasurer and director. Mr. Lee is our promoter. Mr. Lee participated in the initial private placement of our securities on October 14, 2001, purchasing 45,000,000 shares at a price of $0.000003 per share. Additional, transactions in which Mr. Lee has had an interest in are described in detail below under the heading “Certain Relationships and Related Transactions.”

On November 23, 2004, we incorporated Red Sky Resources Inc. (“Red Sky Nevada”) in the state of Nevada as our wholly-owned subsidiary. At a shareholders’ meeting held on November 19, 2004, approval was obtained for a merger with our wholly-owned subsidiary, Red Sky Nevada (the “Merger”). At the time of the Merger, we owned all of the issued and outstanding shares of Red Sky Nevada. We completed this merger effective December 20, 2004. Each share of our common stock issued and outstanding immediately prior to the Merger was converted into one share of common stock of Red Sky Nevada. The surviving legal entity is Red Sky Nevada while our financial statements reflect the continuation of Pacific Petroleum Inc. The effect of the Merger was our re-domiciling from the State of Delaware to the State of Nevada and the change of our name from Pacific Petroleum Inc. to Red Sky Resources Inc.

Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own twenty-five mineral claims located in the Iliamna Lake area of Alaska that we believe are prospective for gold and copper mineral deposits. These mineral claims do not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of gold and copper. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired our mineral claims in March 2004. We have obtained a geological report on our Alaska claims that has recommended a phased exploration program on our property. We have determined to proceed with the first phase of this recommended exploration program.

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

We commissioned a report on the results of phase one from SJ Geophysical Ltd., a consulting geophysics firm. The report stated the induced polarization survey encountered various ground conditions during the survey resulting in varying degrees of quality data. There were features of interest on several of the induced polarization lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined effects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

We will require additional financing in order to complete full exploration of our mineral claims to determine whether any mineral deposit exists on our mineral claims. Even if we determine that a mineral deposit exists on our mineral claims, an economic evaluation must be completed before commercial exploitation of our mineral claims could be commenced. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing. There is no assurance that we will be able to obtain any additional financing to fund the following phases of our exploration activities.

Our Ownership Interest in the Alaska Mineral Claims

We own title to twenty-five mineral claims located in the Iliamna Lake area of Alaska. Our ownership of these mineral claims is subject to a 3% net proceeds interest to the State of Alaska on production. Each mineral claim entitles us to one quarter section of property reserved for mineral exploration that consists of 160 acres. Each quarter section equals one quarter of one square mile. The total area of our twenty-five mineral claims is approximately 4,000 acres or 6.25 square miles.

Our twenty-five mineral claims in Alaska have the following legal description:

Name of Mining Claim	ADL Number	Meridian	Expiry Date
Fur 14	644537	Seward	September 1,2006
Fur 15	644538	Seward	September 1, 2006
Fur 26	644549	Seward	September 1, 2006
Fur 27	644550	Seward	September 1, 2006
Fur 28	644551	Seward	September 1, 2006
Fur 29	644552	Seward	September 1, 2006
Fur 30	644553	Seward	September 1, 2006
Fur 31	644554	Seward	September 1, 2006
Fur 32	644555	Seward	September 1, 2006

Name of Mining Claim	ADL Number	Meridian	Expiry Date
Fur 33	644556	Seward	September 1, 2006
Fur 34	644557	Seward	September 1, 2006
Fur 37	644560	Seward	September 1, 2006
Fur 38	644561	Seward	September 1, 2006
Fur 39	644562	Seward	September 1, 2006
Fur 40	644563	Seward	September 1, 2006
Fur 41	644564	Seward	September 1, 2006
Fur 42	644565	Seward	September 1, 2006
Fur 43	644566	Seward	September 1, 2006
Fur 44	644567	Seward	September 1, 2006
Fur 45	644568	Seward	September 1, 2006
Fur 46	644569	Seward	September 1, 2006
Fur 47	644570	Seward	September 1, 2006
Fur 48	644571	Seward	September 1, 2006
Fur 49	644572	Seward	September 1, 2006
Fur 50	644573	Seward	Septembr 1, 2006

Each of our mineral claims is in good standing with the State of Alaska until September 1, 2006.

In order to maintain our mineral claims in good standing after September 1, 2006, we must make payment to the State of Alaska of an annual rental fee of $100 per quarter section, or $2,500 in total for our twenty-five mineral claims. This payment is for claims owned as of the 1st of every September and is payable within ninety days or the 30th of every November. Accordingly, we will be required to make a payment of $2,500 to the State of Alaska by November 30, 2006 to maintain our claims in good standing until September 1, 2007. If we do not make this payment, we will lose our mineral claims.

In addition, we must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the State of Alaska. Currently, exploration work with a minimum value of $400 per quarter section (or mineral claim) is required before the 1st of every September with the exception of the year the mineral claims are staked. Our claims encompass twenty-five quarter sections so our commitment for exploration expenditures with the State of Alaska is $10,000 annually. If we do not complete this minimum amount of exploration work by September 1, 2006, we will be required to pay a fee in lieu of exploration work in the amount of $400 per quarter section, or $10,000 in total, to the State of Alaska. We believe that our work expenditures incurred during the period ended September 1, 2005 is sufficient to meet the work expenditures for the period September 1, 2006. If we fail to make and file the work expenditures or, alternatively, make the appropriate payments to the State of Alaska in lieu of exploration expenditures, we will lose all interest in our mineral claims.

Location and Access to our Alaska Mineral Claims

Our mineral claims are located approximately 7.5 miles northwest of Lake Iliamna, which is 215 miles southwest of Anchorage, Alaska. The mineral claims are located thirty-two miles west of the town of Iliamna, which has a paved commercial airport, general store, and lodge facilities. There are several float plane carriers in the area that may be used for an exploration fly camp support. Float planes can land on lakes in or near our property. There are no roads in the area outside the immediate vicinity of Ilamna. Our property can be accessed by snow machine in the winter and by all terrain vehicles in the summer. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Our claims occupy a relatively flat plateau at an elevation of 600-750 feet above sea level that is underlain by glacial outwash. There are no trees and vegetation is sparse consisting of grasses, moss and lichen.

Glossary

The following discussion of the geology and exploration of our mineral claims include the following technical and scientific terms which are defined below:

Term	Definition
Electromagnetic surveys	A survey measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.
Magnetic surveys	A survey searching for changes in the magnetic field over property areas.
Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as pyrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.
Induced Polarization survey	An electrical survey method that measures the resistivity and chargeability of rock which may be a result of sulphide content of the rock.
Airborne geophysical surveys	The search for mineral deposits by measuring the physical property of near-
surface rocks through the use of an airplane or helicopter in order to detect unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Drilling	Extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.
Geophysics	The study of physical properties of rock and minerals.
Geochemistry	The study of chemical properties of rocks.
Ore	A mixture of minerals from which at least one metal can be extracted at a profit.

Prior Exploration of Our Mineral Claims

Very little surface mapping or sampling has been completed on our mineral claims. None of the prior exploration on our mineral claims has been completed by us, other than the preparation of a geological report commissioned by us in 2004 and an update to this geological report.

An airborne magnetic survey was flown over the claim area in 2000 by a third party and a brief follow-up geologic reconnaissance was completed by them. The airborne magnetic survey data was submitted to the United States Geological Survey (“USGS”). The USGS maintains this survey data in confidence for a required period and then is required to publicly release the survey data. The magnetic survey data was published as an open file report by the USGS in January 2004 allowing the public to view the data. Once this survey data was made public by the USGS, we were able review the survey data free of charge and identify the area covered by our Alaska claims as being prospective for exploration. As a result of our review and in consultation with William T. Ellis of Alaska Earth Sciences, Inc., we determined to proceed with the staking of our Alaska mineral claims.

There is no regional geochemistry in the area except for very wide-spaced National Uranium Resource Evaluation data of which only one stream sample was taken within the claim group. The lack of regional geochemistry in the area is the result of the fact that the region in which our claims are located was only publicly identified as being prospective for exploration once the USGS had been publicly released the magnetic survey data. As a consequence, there has been limited geochemical analysis completed on mineral properties in the area in which our claims are located.

We obtained a geological report on our mineral claims prepared by Mr. Ellis in August 2004. This report was based on information on our mineral claims included in the public domain, geologic maps, from recently released geological survey data, and from Mr. Ellis’s geological experience in the area. Mr. Ellis outlined a phased exploration program on our mineral claims. We have proceeded with phase one of this phased exploration program, as outlined below under “Recommendations of Geological Report”.

We obtained an updated geological report from Mr. Ellis in January 2005. This updated report included a compilation of published technical reports and maps for the area encompassing our claims and updated the recent exploration activity and results of other mineral exploration companies in the area of our mineral claims.

Present Condition and Current State of Exploration

Our mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of our mineral claims.

Geology of Our Mineral Claims

Our mineral claims lie on a discrete circular magnetic anomaly that was observed as a result of the airborne magnetic survey data released by the USGS in January 2004. This magnetic anomaly is near the conjunction, or meeting, of two regional geological trends that are referred to as the “Lake Clark Grabben” and a multi-phased intrusive corridor that holds a south-west trending mineralized system. Areas near the claims are covered by younger tertiary volcanic rocks, but the circular magnetic anomaly is covered by recent glacial till or drift. The claims largely cover areas of low to moderate elevation where potential mineralized systems are likely to be covered by moraine. The circular magnetic anomaly consists of an elongated magnetic low rimmed by magnetic heights. In his report, Mr. Ellis considers that the magnetic low could represent a geological feature with gold and/or copper mineralization.

Recommendations of Geological Report

Mr. Ellis’s geological report recommended a phase one exploration work program on the property that would include a four to five line reconnaissance induced polarization survey and ground magnetic survey to define targets for further work. The proposed northwest-trending lines were approximately one to two miles long and spaced approximately three quarters of a mile apart. A budget of $30,000 was estimated for phase one and it is expected to take approximately two weeks to complete. The components of the budget for this initial geological work program were as follows:

PHASE ONE	Budgeted Expense
Induced polarization and ground magnetic survey – seven line miles	$20,000
Helicopter mobilization/demobilization - 2 days at $750/hr	7,000
Camp cost and logistical support - 10 days with 5 men	3,000
Phase One Total	$30,000

Phase One Exploration of Mineral Claims

In late May 2005, we conducted the first phase of the recommended exploration program on the mineral claims consisting of an induced polarization survey and a ground magnetic survey. The cost of the program was approximately $37,800, which exceeded our initial estimate by $7,800. The increase was a result of higher than expected costs for mobilization, demobilization and labor. The work program commenced in mid-May 2005 and lasted approximately ten days.

We commissioned a report on the results of phase one from SJ Geophysical Ltd., a consulting geophysics firm. The report stated the induced polarization survey encountered various ground conditions during the survey resulting in varying degrees of quality data. There were features of interest on several of the induced polarization lines surveyed but no conclusive evidence can be obtained from the acquired chargeability readings. The combined effects of poor weather conditions, a possible frost layer and the existence of a highly resistive overburden resulted in very low voltage potential.

The consulting geophysics firm recommended that we repeat certain portions of the induced polarization survey conducted in phase one to gather better data before making a decision to move to phase two. It was also recommended to conduct the survey later in the spring or summer to avoid the risk of frost. We have determined to accept this recommendation and we plan to repeat certain portions of the induced polarization, subject to our raising additional financing and availability of personnel and equipment.

Phase Two

Our board of directors will make a determination whether to proceed with phase two of the exploration program upon completion of portions of phase one of the exploration program, subject to our raising additional financing and availability of personnel and equipment. In completing this determination, we will make an assessment as to whether the results of phase one are sufficiently positive to enable us to achieve any financing that may be necessary for us to proceed with phase two of the exploration program. This assessment will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

Phase two will consist of detailed follow-up geological mapping and prospecting of the claim area, with grid-controlled geochemical and geophysical surveys as required to cover areas of specific interest as identified in phase one. Phase two is intended to identify the geological environment underlying the mineral claims and a detailed mineralization map to scale should be produced. A geologist and a camp consisting of four crew members will conduct a field program. Under the supervision of the geologist, the crew will collect sediment samples for geochemical analysis on the areas of interest identified in phase one. This field work is expected to take place over a two week period and the analysis of the sediment samples is expected to take an additional three to four weeks. This level of surveying and sampling will provide a higher level of reconnaissance information for the mineral claims. Phase two will also include an updated geological report with an independent analysis and recommendation on the mineral claims. Phase two is expected to take approximately six weeks to complete and it is planned for the late summer of 2006. A budget of $23,000 is estimated for phase two and the components are as follows:

PHASE TWO	Budgeted Expense
Geological mapping and report	$10,000
Reconnaissance stream, grid rock and 200 samples	10,000
Camp cost and logistical support – 14 days with 4 men	3,000
Phase Two Total	$23,000

At this time we do not have any plan to proceed with phase two of the recommended exploration program. If we decide to proceed and complete phase two of the recommended exploration program, our board of directors will make a determination whether to proceed with the next phase of the exploration program upon completion of phase two. In completing this determination, we will make an assessment as to whether the results of the 200 samples taken the during the phase two work program are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed. The geochemistry of the selected samples collected will have to show trace amounts of mineralization, including gold and copper, to be considered positive. The next phase of the exploration program would likely be comprised of a small drill program and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this phase of the exploration program is approximately $250,000. This phase is expected to take approximately eight to ten weeks to complete. Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations, which extends the mineral claims to September 1, 2006. Annual rental fees of $100 per quarter section, or $2,500 in total, must be paid to the State of Alaska by November 30, 2006. In addition, we will have to incur annual labor on the mineral claims of $400 per quarter section, or $10,000 in total, by September 1, 2006 in order to keep the claims in good standing or make payment in lieu. We believe our annual labor expended in the period ended September 1, 2005 will carry forward to the current year thereby waiving our annual labor commitment for the current period ending September 1, 2006.

In order to proceed with any drilling program, we will have to apply to the Alaska Department of Natural Resources, the Alaska Department of Conservation and the US Corps of Engineers. The permitting process is anticipated to take approximately six weeks and would be done through contractors based in Alaska. The permit fees are anticipated to be under $1,000 in total. The cost of contractors assisting with the permitting process is estimated to be approximately $1,500. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration program if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this annual report, we do not have any employees other than Mr. D. Barry Lee, our sole executive officer. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

Research and Development

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, we are not required to provide annual reports to security holders. However, shareholders and the general public may view and download copies of all of our filings with the SEC, including annual reports, quarterly reports, and all other reports required under the Securities Exchange Act of 1934, by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings. We plan to register our common stock under the Securities Exchange Act of 1934 concurrent with the effectiveness of this registration statement. Thereafter, annual reports will be delivered to security holders as required or they will be available online.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks related to our operating results

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to fund our minimal operations for the next six weeks. We will need to obtain additional financing in order to complete our business plan. As of December 31, 2005, we had cash on hand of $162 and a working capital deficit of $8,456. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The repeat of certain portions of the phase one exploration program on the property as recommended by our consulting geophysicist is estimated to cost approximately $35,000. Furthermore, we will require additional financing in order to complete phase two of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in our twenty-five Alaska mineral claims, then we will lose our interest in these mineral claims and our business will fail.

Our mineral property consist of our interest in twenty-five Alaska mineral claims. The State of Alaska charges an annual rental fee of $100 per mineral claim on the 1st of September of each year. This payment must be paid within ninety days of the 1st of September which is the 30th of every November. We must pay $2,500 for our twenty-five mineral claims by November 30, 2006 to keep the claims in good standing. We must also make annual exploration expenditures on the mineral property of at least $400 per mineral claim, or $10,000 in total for the twenty-five mineral claims, on the 1st of every September, except in the initial year of staking, in order to keep our property in good standing with the

State of Alaska. The documentation for exploration expenditures must be submitted within ninety days of the 1st of September which is the 30th of every November. If we do not complete the exploration expenditures, we must either make the payment in lieu of the exploration work of $10,000 by the 30th of every November, or lose any interest in the Alaska mineral property. If we fail to make any of the required payments, you could lose all or part of your investment in this offering.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have only just begun the initial stages of exploration on our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on October 14, 2001, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in this offering.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claims, we will fail and you will lose your entire investment in this offering.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the company’s ability to continue as a going concern

We have incurred a net loss of $138,081 for the period from October 14, 2001 (inception) to December 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of exploration are greater than anticipated, then we will not be able to complete the exploration program for our Alaska mineral claims without additional financing, of which there is no assurance that we would be able to obtain.

We have proceeded with the initial stages of exploration on our Alaska mineral claims. We are proceeding to carry out an exploration program that has been recommended in geological and geophysical reports that we obtained on the Alaska mineral claims. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the Alaska summer exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of valuable minerals on our mineral claims. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of valuable minerals in our mineral claims. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Alaska mineral claims, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment.

Because access to our mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to our mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can result in our failure to meet deadlines for exploration expenditures by September 1st of each year as defined by the State of Alaska. This will cause our business venture to fail and the loss of your entire investment unless we can meet deadlines.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Alaska Statutes and Alaska Administrative Code as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to our mineral claims, our business may fail.

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The property has not been surveyed and therefore, the precise location and boundaries of the property may be in doubt. We will likely complete a survey on the property as part of the proposed phase two exploration work program. If the survey results are defective, we will lose all right and title to the ground now held by the mineral claims. If we are unable to obtain clear title you may lose your entire investment.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment.

Because our executive officer has no experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officer has no experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer is spending approximately fourteen hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Related to the Securities Market

There is no liquidity and no public market for our common stock and it may prove impossible to sell your shares.

There is presently no demand for the common stock of our company. There is presently no public market in our shares. While we are quoted on the OTC Bulletin Board, buyers may be insufficient in numbers to allow for a robust market. It may prove impossible to sell your shares.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our shares of common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than

$5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person’s account for transactions in penny stocks; and
  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and
  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 2.

Description of Property.

Our executive offices are located at Suite 2410, 650 West Georgia Street, Vancouver, British Columbia, Canada. Mr. D. Barry Lee, our President, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We also have twenty-five mineral claims located in southwestern Alaska, as described above under “Description of Business”.

Item 3.

Legal Proceedings

We currently are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to our security holders to be voted upon during our fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the symbol RSKY. Our shares commenced trading on the OTC Bulletin Board on July 22, 2005. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended September 30, 2005(1) December 31, 2005	High(2)(3) $0.01 $0.01	Low(2)(3) $0.008 $0.009

(1)	On July 22, 2005, our common stock became quoted on the OTC Bulletin Board.
(2)	These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(3)	On February 17, 2006, our stock was split on a basis of thirty new shares for every one old share. The high and low bid prices have been restated to reflect the stock split.

Holders of our Common Stock

As of January 30, 2006, there were 49 registered shareholders of our common stock.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. Words or phrases such as “will”, “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We are in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles. The State of Alaska requires an annual rental fee of $2,500 and a minimum exploration work expenditure of $10,000 on the 1st of September of each year to keep the claims in good standing. The $2,500 payment and proof of work must be paid and filed with the State of Alaska within 90 days of the 1st of September. We extended the mineral claims to September 1, 2006 by paying the necessary filing fee of $2,500 and filing documentation to support a minimum of $10,000 was spent on the claims.

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

1. We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two. The costs to repeat phase one is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program, which we anticipate to be in the summer of 2006.

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

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the December 31, 2005. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to December 31, 2005, we have raised a total of $129,625 from private offerings of our securities.

For the year ended December 31, 2005, we incurred operating costs of $87,565 compared to operating costs of $16,241 during the year ended December 31, 2004. The increase was the result of the completion of the initial phase of exploration on our Alaska mineral property and our filing a registration statement with the Securities and Exchange Commission and becoming a reporting company under the Securities Exchange Act of 1934.

During the year ended December 31, 2005, we incurred mineral property expenditures of $42,038 relating to the phase one work program and the preparation of geological and geophysical reports on the

Alaskan mineral property. Mineral property expenditures during the year ended December 31, 2004 were $10,187, which related to the staking costs and the initial geological report.

During the year ended December 31, 2005, we incurred $36,874 in professional fees for the legal and accounting costs of our Form SB-2 registration statement and our Form 10-QSB quarterly reports filed during the period. During the year ended December 31, 2004, we incurred $8,773 in professional fees for the legal costs for general corporate matters and our re-domiciling to the State of Nevada. We will continue to incur legal and accounting costs as a reporting company.

During the year ended December 31, 2004, our operating costs included $16,050 in management fees paid to Mr. Lee, our sole executive officer, for compensation of his services. In comparison, for the year ended December 31, 2005, we did not pay any management fees to Mr. Lee for compensation of his services. During the year ended December 31, 2004, we also reported a recovery of oil and gas expenditures of $22,580 relating to a sale of our interest in an oil and gas property in California during this period. In comparison, for the year ended December 31, 2005, we did not have any recovery of oil and gas expenditure.

Liquidity and Capital Resources

At December 31, 2005, we had cash on hand of $162 and a working capital deficit of $8,456. This compares with cash on hand of $81,934 and working capital of $79,109 as at December 31, 2004. The decrease in working capital between the periods was due to our net loss of $87,565 during the year ended December 31, 2005.

Cash used in operating activities was $84,272 for the year ended December 31, 2005 largely due to our expenditures for the phase one work program and our filing a registration statement on Form SB-2 and becoming a reporting company. This compares with cash used in operating activities of $12,609 for the year ended December 31, 2004.

At December 31, 2005, $2,500 was due to our sole officer and director under normal trade payable terms.

By November 30, 2006, we must make payment to the State of Alaska of an annual rental fee of a total of $2,500 for our twenty-five mineral claims, to keep our claims in good standing. We believe we have met the $10,000 annual labor commitment for the period ended September 1, 2006, but there are no assurances the State of Alaska will accept our report of annual labor.

As stated above in the Plan of Operations section, in the next twelve months, we expect to incur at least $35,000 to repeat certain portions of the induced polarization survey conducted in phase one of our recommended exploration program. If we decide to proceed to phase two of the exploration program, we can expect to incur an additional $23,000. Furthermore, we anticipate that we will require $24,000 to cover our ongoing general and administrative expenses for the next twelve months. We do not believe our cash on hand is sufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next twelve months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

On February 3, 2006, our board of directors approved a thirty (30) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we will issue thirty shares (30) for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split, which was set on February 17, 2006.

As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of Preferred Stock at a par value of $0.0001 per share to 3,000,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of Preferred Stock at a par value of $0.0001 per share. This also increased our issued and outstanding share capital from 2,196,500 shares of common stock to 65,895,000 shares of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report on Form 10-KSB.

Item 7.    Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our audited financial statements for the years ended December 31, 2005 and December 31, 2004, are below:

Red Sky Resources Inc. (audited):

Reports of Independent Registered Public Accounting Firm dated February 7, 2006, 2006 and January 14, 2005.

Balance Sheet at December 31, 2005.

Statement of Stockholders’ Equity (deficit) from October 14, 2001 (inception) to December 31, 2005.

Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from October 14, 2001 (inception) to December 31, 2005.

Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period from October 14, 2001 (inception) to December 31, 2005.

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Red Sky Resources, Inc.
Vancouver, BC
CANADA

We have audited the accompanying balance sheet of Red Sky Resources, Inc. ("the Company") (an exploration stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2005, and for the period from October 14, 2001 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Sky Resources, Inc. (an exploration stage company) as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period from October 14, 2001 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not realized any revenues from operations since inception and requires additional funds to maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

February 7, 2006
Seattle, Washington

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS
1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
Website: www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RED SKY RESOURCES INC.
(formerly Pacific Petroleum Inc.)
(An exploration stage enterprise)

We have audited the statements of stockholders’ equity (deficit) from October 14, 2001 (inception) to December 31, 2004 and the statements of operations and cash flows for the year ended December 31, 2004 and from October 14, 2001 (inception) to December 31, 2004 of Red Sky Resources Inc. (the “Company”) (an exploration stage enterprise). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2004 and from October 14, 2001 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“MOORE STEPHENS ELLIS FOSTER LTD.”
Vancouver, Canada January 14, 2005
Chartered Accountants

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Balance Sheets
(Expressed in U.S. Dollars)

December 31
2005

ASSETS
Current assets
Cash and cash equivalents	$162

Total current assets	162

Mineral Property (Note 3)	-
Oil and gas property (Note 4)	-

Total assets	$162

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$6,118
Due to related party (Note 6)	2,500

Total current liabilities	8,618

STOCKHOLDERS’ (DEFICIT) EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.0001 par value, 3,000,000,000 shares authorized, 65,895,000
issued and outstanding	6,590
Additional paid-in capital	123,035
Deficit accumulated during the exploration stage	(138,081)

Total stockholders’ (deficit) equity	$(8,456)

Total liabilities and stockholders’ (deficit) equity	$162

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
For the period from inception (October 14, 2001) to December 31, 2005
Statements of Stockholders’ Equity

(Expressed in U.S. Dollars)

						Deficit
						accumulated	Total
					Additional	during	stockholders’
	Preferred Stock		Common Stock		paid-in	exploration	(deficit)

	Shares	Amount	Shares	Amount	capital	stage	equity

Stocks issued at $0.000003 per share in
October 2001	-	-	45,000,000	$4,500	$(4,350)	$-	$150
Net loss for the period	-	-	-	-	-	(542)	(542)

Balance, December 31, 2001	-	-	45,000,000	4,500	(4,350)	(542)	(392)

Stocks issued at $0.005 per share in February 2002	-	-	5,895,000	590	28,885	-	29,475

Net loss for the period	-	-	-	-	-	(9,283)	(9,283)

Balance, December 31, 2002	-	-	50,895,000	5,090	24,535	(9,825)	19,800

Net loss for the period	-	-	-	-	-	(24,450)	(24,450)

Balance, December 31, 2003	-	-	50,895,000	5,090	24,535	(34,275)	(4,650)

Stocks issued at $0.0067 per share in December 2004	-	-	15,000,000	1,500	98,500	-	100,000

Net loss for the period	-	-	-	-	-	(16,241)	(16,241)

Balance, December 31, 2004	-	-	65,895,000	6,590	123,035	(50,516)	79,109
Net loss for the period	-	-	-	-	-	(87,565)	(87,565)

Balance, December 31, 2005	-	-	65,895,000	$6,590	$123,035	$ (138,081)	$(8,456)

The accompanying notes are an integral part of these financial statements

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative
	October 14,	Year	Year
	2001 (inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2005	2005	2004

General and administrative expenses
Bank charges	$932	$266	$409
Consulting fees	4,068	-	-
Management fees	16,050	-	16,050
Mineral property expenditures	52,225	42,038	10,187
Oil and gas property recoveries	-	-	(22,580)
Office and miscellaneous	5,311	1,733	1,790
Professional fees	49,983	36,874	8,773
Transfer agent and filing fees	9,512	6,654	1,612

Net loss for the period	$(138,081)	$(87,565)	$(16,241)

Basic and diluted loss per share
Net loss per share		$(0.00)	$(0.00)

Weighted average number of
common shares outstanding		65,895,000	50,935,980

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative
	October 14,
	2001	Year	Year
	(inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2005	2004

Cash flows from (used in) operating activities
Net loss for the period	$(138,081)	$(87,565)	$(16,241)
Adjustment to reconcile net loss to net cash used in
operating activities:
- foreign exchange	-	-	866
Changes in non-cash working capital items:
- accounts payable and accrued expenses	6,118	3,293	2,766

Net cash used in operating activities	(131,963)	(84,272)	(12,609)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	129,625	-	100,000
Due from a related party	-	-	11,570
Due to a related party	2,500	2,500	(17,020)

Net cash (used in) from financing activities	132,125	2,500	94,550

Increase (decrease) in cash and cash equivalents	162	(81,772)	81,941
Cash and cash equivalents (deficiency), beginning of period	-	81,934	(7)

Cash and cash equivalents, end of period	$162	$162	$81,934

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)

1.	Basis of Presentation

	a)	Organization

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

	b)	Going Concern

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2005 and 2004, cash and cash equivalents consist of cash only.

	b)	Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)

          date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

c)	Mineral Properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

d)	Oil and Gas Properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

e)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2005 the Company had no balance in a bank beyond insured limits.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due to a related party. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. The Company had no other comprehensive income for the years presented.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)

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

The Company did not grant any stock options during the fiscal years 2005 and 2004, therefore, no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123.

l)	New Accounting Pronouncements

SFAS No. 151, "Inventory Costs" is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions". The adoption of SFAS 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share- based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company’s financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)

with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 is expected to have no impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company's financials statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial instruments.

3.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the exploration costs were expensed during the year ended December 31, 2005. The mineral claims are renewable on the first day of every September conditional on paying the annual filing fee of $2,500 to the State of Alaska by November 30, 2006 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures.

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

5.	Related Party Transactions

During the year ended December 31, 2005, the Company paid no management fees (2004 - $16,050) to the sole officer and director of the Company. At December 31, 2005, $2,500 (none in 2004) was due to the sole officer and director of the Company for expenses incurred on behalf of the Company. Amounts due are payable under normal trade payable terms.

6.	Income Taxes

As at December 31, 2005, the Company has estimated tax losses carryforward for tax purposes of $138,000 which begin to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

           The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

	2005	2004

Loss carry forwards	$ 46,920	$17,000
Valuation allowance	(46,920)	(17,000)

	$ -	$-

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
December 31, 2005
(Expressed in U.S. Dollars

The change in the valuation allowance from 2003 to 2004 was an increase of $6,000. The change in the valuation allowance for 2004 and 2005 was an increase of $29,920.

7.	Comparative Amounts

Certain of the comparative amounts have been reclassified to conform to the current year’s presentation.

8.	Subsequent Events

On February 3, 2006, the Company approved a forward stock split of its common stock on a 30 new for 1 old basis to stockholders of record on February 17, 2006. All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the forward stock split. The par value of common stock was not changed.

On January 20, 2006 and February 7, 2006, the Company received $6,000 and $3,000, respectively, in advances from its sole officer and director of the Company. Amounts due are payable under normal trade payable terms.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We engaged Peterson Sullivan PLLC, Chartered Accountants, of Seattle, Washington, as our principal independent auditors effective January 16, 2006. Our former principal independent auditors were Moore Stephens Ellis Foster Ltd, Chartered Accountants, who were subsequently acquired by Ernst & Young LLP, Chartered Accountants. Concurrent with the appointment of Peterson Sullivan, Ernst & Young have resigned as our principal independent auditors effective January 16, 2006. The decision to change principal independent auditors has been approved by our board of directors.

The report of Moore Stephens Ellis Foster dated January 14, 2005 on our balance sheets for the years ended December 31, 2004 and 2003, the related statement of stockholders’ equity (deficit) for the period from October 14, 2001 (inception) to December 31, 2004 and the related statements of operations and cash flows for each of the years ended December 31, 2004 and 2003 and for the period from October 14, 2001 (inception) to December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the years ended December 31, 2004 and 2003 and the period from October 14, 2001 (inception) to December 31, 2004 and during the subsequent interim period through to the date of their resignation, there were no disagreements with Moore Stephens Ellis Foster or Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Moore Stephens Ellis Foster or Ernst & Young would have caused them to make reference thereto in their reports on our audited financial statements.

Item 8A.    Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. D. Barry Lee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Item 8B.

Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of March 8, 2006 are as follows:

Director:
Name of Director	Age
D. Barry Lee	49

Executive Officer:
Name of Director	Age	Office
D. Barry Lee	49	President, Secretary and Treasurer

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

D. Barry Lee is and has been our sole director, president, secretary and treasurer since inception, October 14, 2001. Mr. Lee has over ten years of experience in both the domestic and international oil and gas industries. Mr. Lee received his BA from the University of Alberta.

A description of Mr. Lee’s business experience is presented below:

Name of Company	Dates	Description

Arapahoe Energy	October 2005 to	Mr. Lee is a director of Arapahoe Energy Corporation
Corporation	Present	(“Arapahoe”), a Canadian oil and gas exploration and
production company listed on the TSX Venture Exchange,
with several producing oil and gas wells in Alberta and
Saskatchewan, Canada. Mr. Lee became a director of
Arapahoe as a result of Arapahoe’s acquisition of Banks
Energy Inc.

Banks Energy Inc.	March 2000 to	Mr. Lee was the President, founder and director of Banks
	November 2006	Energy Inc. ("Banks"), a Canadian company listed on the TSX
Venture Exchange with several producing oil wells in
Saskatchewan, Canada since September 2002 and March
2000, respectively. Banks was acquired by Arapahoe in
October 2005.

Watch Resources	August 2000 to	Mr. Lee had held the position of President with Watch
Ltd.	Present	Resources Ltd. (“Watch”), a Canadian company listed on the
TSX Venture Exchange with oil and gas projects in eastern
Alberta and north-eastern British Columbia, Canada, from
August 2000 to April 2004. Mr. Lee remains a director of
Watch.

Trinity Ventures	January 2000 to	From January 2000 to September 2002, Mr. Lee was the co-
Ltd.	September 2002	founder and a director of Trinity Ventures Ltd., a company
previously listed on the TSX Venture Exchange. Trinity was
acquired by Banks in September 2002.

Choice Resources	August 2001 to	From August 2001 to May 2004, Mr. Lee was the Chief
Corp.	May 2004	Operating Officer, co-founder and director of Choice
Resources Corp., a Canadian company listed on the TSX
Venture Exchange, producing natural gas in Alberta, Canada.

Copacabana Capital	July 2004 to	From July 2004 to June 2005, Mr. Lee was a director of
Limited	June 2005	Copacabana Capital Limited, a computer leasing company
listed on the TSX Venture Exchange.

Benchmark Energy	February 2002	From February 2002 to January 2006, Mr. Lee was a director
Corp.	to January 2006	of Benchmark Energy Corp., an oil and gas exploration
company listed on the TSX Venture Exchange.

Lagasco Corp.	January 2005 to	Since January 2005, Mr. Lee has been a director and secretary
	Present	of Lagasco Corp., a Canadian company listed on the TSX
Venture Exchange that produces natural gas in Alberta,
Canada.

P.I.L. Productions	January 1985 to	Mr. Lee has been the President and Chief Executive Officer of
Limited	Present	P.I.L. Productions Limited, a private business management
company, from January 1985 to present.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, executive committee, stock plan committee or any other committees. However, our board of directors is considering establishing various committees during the current fiscal year.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our sole director, D. Barry Lee, is generally capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested
Forms
D. Barry Lee	1(1)	Nil	Nil

(1)  The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Our board of directors has not adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. Because we currently only have one employee, it is not necessary for us to adopt a Code of Business Conduct and Ethics. Once our operations expand and we employ additional employees, we intend to adopt a Code of Business Conduct and Ethics.

Item 10.    Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through December 31, 2005.

Name	Title	Year	Annual Compensation			Long Term Compensation
			Salary ($)	Bonus	Other Annual Compensation	Restricted StockAwarded	Options/ * SARs(#)	LTIP payouts ($)	All Other Compensation
D.Barry Lee	President, CEO, CFO and Director	2005	$ -	-	-	-	-	-	-
		2004	$ 16,050	-	-	-	-	-	-
		2003	$ -	-	-	-	-	-	-

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Lee. Generally, Mr. Lee provides his services on a part-time basis without compensation. Mr. Lee has agreed not to charge any management fee during the current period in which we are carrying out phase one of our exploration program.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended December 31, 2005. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on December 31, 2005.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2005, or (ii) since the end of our most recent fiscal year on December 31, 2005.

Outstanding Stock Options

None of our directors or officers hold any options to purchase any shares of our common stock.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 8, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each shareholder listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Amount and nature
Title of class	of beneficial owner	of beneficial owner	Percentage of class

Common Stock	D. Barry Lee	45,000,000	68.29%
	Suite 2410, 650 West Georgia St.
	PO Box 11524
	Vancouver, BC, Canada
	V6B 4N7

Common Stock	All executive officers and	45,000,000	68.29%
	directors as a group (one person)

(1) The percentage of class is based on 65,895,000 shares of common stock issued and outstanding as of March 8, 2006.

(2) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Purchase of Shares by D. Barry Lee

D. Barry Lee, our President, Secretary, Treasurer and director acquired 45,000,000 shares of our common stock at a price of $0.000003 per share. Mr. Lee paid a total purchase price of $150 for these shares on October 14, 2001.

Agreement with Banks Energy Inc.

In June 2003, we entered into a farm-out agreement with Banks Energy Inc. for the right to earn a 10.75% net revenue interest in the petroleum and natural gas rights on one section of land located in Tehama County, California, by paying 12.75% of the drilling, completion and tie-in costs of wells drilled on the property. In July 2003, we expended $22,580 for the drilling costs on a natural gas well on the property, which represented 12.75% of the estimated total drilling costs. In December 2003, Banks entered into an agreement with the operator of the property to sell all of its working interests in the property, including our 12.75% working interest, back to the operator for a minor loss. In conjunction with the sale, Banks agreed to reimburse us in full for our exploration expenditures incurred on the property to date. We received $22,580 from Banks during the year ended December 31, 2004 as reimbursement for all our costs. Banks is a related company because our sole executive officer and director, Mr. D. Barry Lee, was also the President and a director of Banks.

In October 2002, we advanced $11,570 ($15,000 in Canadian dollars) to Banks Energy Inc. as a refundable deposit on an option to acquire an interest in a prospective oil and gas property in Canada. Banks is a related company by virtue of sharing a common officer and director. The advance was unsecured, beared no interest and had no repayment terms other than that it was fully refundable. The advance was repaid during the year ended December 31, 2004.

Advances by D. Barry Lee

Since inception, D. Barry Lee, our sole executive officer and director has advanced us funds for general working capital. The advances were unsecured, did not bear interest and had no repayment terms. During the year ended December 31, 2004, Mr. Lee was reimbursed his advances totalling $17,020 from the proceeds of the financing. During the year ended December 31, 2005, Mr. Lee advanced us $2,500 for the annual rental fees of the Alaskan mineral claims.

Management Fees

Mr. Lee, our sole executive officer, has provided his executive services at no charge to us since inception. However, during the year ended December 31, 2004, Mr. Lee was required to spend an extended period of time on our business and charged us a rate of $400 per day for his services between March and July of 2004 resulting in management fees of $16,050. Although Mr. Lee continues to provide his services at no charge, there are no assurances that his services will be provided at no charge in the future. There is no agreement or contract for management services between Mr. Lee and us. Mr. Lee has agreed not to charge any management fee during the current period in which we are carrying out phase one of our exploration program.

Other than as described above, Mr. Lee has not entered into any agreements with us in which he is to receive from us or provide to us anything of value.

Transactions with Our Promoters

Mr. Lee is our sole promoter. Our transactions with Mr. Lee are summarized above.

Item 13.	Exhibits.

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation.

3.2(1)	By-Laws.

3.3(1)	Articles of Merger, as filed with the Nevada Secretary of State.

3.4(1)	Certificate of Merger, as filed with the Delaware Secretary of State.

3.5(4)	Certificate of Change as filed with the Nevada Secretary of State.

10.1(1)	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003.

10.2(1)	Mining Quitclaim Deed dated August 16, 2004.

10.3(2)	Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004.

10.4(2)	Mineral Exploration Management Services Agreement between Red Sky Resources Inc. and Alaska Earth Sciences Inc. dated March 7, 2005.

10.5(3)	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical Ltd. dated April 14, 2005.

31.1(5)	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1(5)	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on January 28, 2005

(2)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 filed with the Commission on March 15, 2005.

(3)	Filed as an exhibit to our Form 10-QSB filed with the Commission on May 13, 2005.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 10, 2006.

(5)	Filed as an exhibit to this Form 10-KSB

Item 14. Principal Accountant Fees and Services

The aggregate fees billed or accrued for the two most recently completed fiscal years ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004 (1)
Audit Fees	$8,200	$4,334
Audit Related Fees	$5,112 (1)	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,312	$4,334

(1) Fees which were paid or accrued to our previous auditor, Moore Stephens Ellis Foster Ltd./Ernst & Young LLP.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED SKY RESOURCES INC.

Signature	Title	Date
	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 8, 2006
/s/ D. Barry Lee

D. Barry Lee