Form 10QSB
period 2006-03-31
Red Sky Resources Inc.
filed 2006-05-15
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                  (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

Commission file number 000-51241

RED SKY RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

	Nevada	98-0443283
	(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

509-3495 Cambie Street
Vancouver, British Columbia, V5Z 4R3, Canada
(Address of principal executive offices)

(778) 863-2259
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 100,342,500 shares of common stock issued and outstanding as of May 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

These financial statements have been prepared by Red Sky Resources Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended March 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)
March 31,
2006
ASSETS

Current assets
Cash and cash equivalents	$31,517

Total current assets	31,517

Mineral Property (Note 3)	-

Total assets	$31,517

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$17,501

Total current liabilities	17,501

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 100,342,500
issued and outstanding	10,034

Additional paid-in capital	169,591
Deficit accumulated during the exploration stage	(165,609)

Total stockholders’ equity	14,016

Total liabilities and stockholders’ equity	$31,517

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
For the period from inception (October 14, 2001) to March 31, 2006
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)
						Deficit
						accumulated	Total
					Additional	during	stockholders’
	Preferred Stock		Common Stock		paid-in	exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	stage	equity
Stocks issued at $0.000002 per share in
October 2001	-	-	67,500,000	$6,750	$(6,600)	$-	$150
Net loss for the period	-	-	-	-	-	(542)	(542)
Balance, December 31, 2001	-	-	67,500,000	6,750	(6,600)	(542)	(392)
Stocks issued at $0.003 per share in
February 2002	-	-	8,842,500	884	28,591	-	29,475
Net loss for the period	-	-	-	-	-	(9,283)	(9,283)
Balance, December 31, 2002	-	-	76,342,500	7,634	21,991	(9,825)	19,800
Net loss for the period	-	-	-	-	-	(24,450)	(24,450)
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991	(34,275)	(4,650)
Stocks issued at $0.0044 per share in
December 2004	-	-	22,500,000	2,250	97,750	-	100,000
Net loss for the period	-	-	-	-	-	(16,241)	(16,241)
Balance, December 31, 2004	-	-	98,842,500	9,884	119,741	(50,516)	79,109
Net loss for the period	-	-	-	-	-	(87,565)	(87,565)
Balance, December 31, 2005	-	-	98,842,500	9,884	119,741	(138,081)	(8,456)
Stocks issued at $0.03 per share in
March 2006	-	-	1,500,000	150	49,850	-	50,000
Net loss for the period	-	-	-	-	-	(27,528)	(27,528)
Balance, March 31, 2006	-	-	100,342,500	$10,034	$169,591	$ (165,609)	$14,016

The accompanying notes are an integral part of these financial statements

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	October 14,	Three Months	Three Months
	2001 (inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2006	2006	2005

General and administrative expenses
Bank charges	$989	$57	$147
Consulting fees	4,068	-	-
Management fees	16,050	-	-
Mineral property expenditures	52,225	-	1,737
Office and miscellaneous	5,447	136	334
Professional fees	76,966	26,983	22,417
Transfer agent and filing fees	9,864	352	3,456

Net loss for the period	$(165,609)	$(27,528)	$(28,091)

Basic and diluted loss per share
Net loss per share		$(0.00)	$(0.00)

Weighted average number of
common shares outstanding		98,992,500	98,842,500

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	October 14,
	2001	Three Months	Three Months
	(inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2006	2005

Cash flows used in operating activities
Net loss for the period	$(165,609)	$(27,528)	$(28,091)
Changes in non-cash working capital items:
- accounts payable and accrued expenses	17,501	11,383	17,584

Net cash used in operating activities	(148,108)	(16,145)	(10,507)

Cash flows from financing activities
Proceeds from issuance of common stock	179,625	50,000	-
Advances from a related party	-	9,000	-
Repayment of advances to a related party	-	(11,500)	-

Net cash from financing activities	179,625	47,500	-

Increase (decrease) in cash and cash equivalents	31,517	31,355	(10,507)

Cash and cash equivalents, beginning of period	-	162	81,934

Cash and cash equivalents, end of period	$31,517	$31,517	$71,427

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended March 31, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2005. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of March 31, 2006, the Company had a total of $31,517 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

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
March 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2006, cash and cash equivalents consist of cash only.

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

	c)	Mineral Properties

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

	d)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2006 the Company had no balance in a bank beyond insured limits.

	e)	Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

resulting foreign exchange gains and losses are included in operations.

f)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the differences are expected to reverse.

h)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. The Company had no other comprehensive income for the periods presented.

i)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the periods. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

On February 3, 2006, the Company approved a forward stock split of its common stock on a 30-new-for-1-old basis to stockholders of record on February 17, 2006. The par value of common stock was not changed.

The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended March 31, 2006 and 2005, have been adjusted accordingly.

j)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

k)	New Accounting Pronouncements

There have been no new pronouncements issued that would have a material impact to the Company’s financial statements.

3.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the exploration costs were expensed during the periods. The mineral claims are renewable on the first day of every September conditional on paying the annual filing fee of $2,500 to the State of Alaska by November 30, 2006 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures.

4.	Related Party Transactions

During the quarter ended March 31, 2006, the Company received $9,000 in advances from its sole officer and director of the Company. The $9,000, together with $2,500 advanced during the year ended December 31, 2005, were repaid in full during the current quarter.

5.	Subsequent Events

On April 3, 2006, the Company approved a forward stock split of its common stock on a 1.5-new-for-1-old basis to stockholders of record on April 17, 2006. All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the forward stock split. The par value of common stock was not changed.

Subsequent to the quarter ended March 31, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1223121 Alberta Ltd. (“Albertaco”), a privately-owned Alberta corporation engaged in the oil and gas business. Albertaco’s principal interest is a right to farm-in to certain petroleum and natural gas exploration properties in the Province of Saskatchewan pursuant to a farm-out agreement.

RED SKY RESOURCES INC.
(An exploration stage enterprise)
Notes to Financial Statements
March 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

The Company proposes to purchase all of the issued shares of Albertaco by way of a share exchange for 32,000,000 common shares of the Company, which will be issued to Albertaco shareholders on a pro-rata basis in proportion to their Albertaco shareholdings.

In connection with the proposed acquisition, the Company completed a private placement of US$2,000,000 through the issuance of units at a price of US$1.00 per unit on May 11, 2006. Each unit consisted of one common share of the Company and two common share purchase warrants, with one warrant exercisable into one common share at the price of US$1.25 for a period of 2 years, and the second warrant exercisable into one common share at the price of US$1.50 for a period of 2 years. The proceeds of the private placement will be used to fund the Company’s exploration rights and obligations under the farm-out agreement and for general working capital.

The letter of intent is non-binding. The proposed transactions are subject to the completion of a mutual due-diligence review, the execution of formal agreements in form and substance satisfactory to both parties, and satisfaction of conditions in keeping with commercial transactions of a like nature. The proposed acquisition will also be subject to the approval of Albertaco shareholders.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. Words or phrases such as “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

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

Our objective has been to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. To date, we have not discovered an economically viable mineral deposit on the mineral claims, and there is no assurance that we will ever discover one. A great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined.

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

Plan of Operations

Unless our board of directors decides to pursue other business to improve our shareholders’ value, our plan of operations for the next twelve months is to continue exploration of our mineral claims by completing the following objectives within the time periods specified. Our ability to complete these objectives is contingent upon obtaining the funding necessary, which we plan on doing through issuance of our equity securities:

1. We plan to repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two. The costs to repeat phase one is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program.

2. If warranted by the results of phase one, we intend to proceed with phase two of our recommended exploration program. Phase two is estimated to cost $23,000. We anticipate that we will have to raise additional funding in order to conduct the phase two program. If we obtain the necessary financing, we anticipate that phase two may be conducted during the summer of 2006 or 2007 and would take approximately six weeks to complete.

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

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

New Business

Subsequent to the quarter ended March 31, 2006, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1223121 Alberta Ltd. (“Albertaco”), a privately-owned Alberta corporation engaged in the oil and gas business. Albertaco’s principal asset is a right to farm-in to certain petroleum and natural gas exploration properties in the Province of Saskatchewan, Canada, pursuant to a farm-out agreement with Western Petrochemical Corp.

We propose to purchase all of the issued shares of Albertaco by way of a share exchange for 32,000,000 common shares of us, which will be issued to Albertaco shareholders on a pro-rata basis in proportion to their Albertaco shareholdings.

In connection with the proposed acquisition, we have committed in principle to complete a private placement of US$2,000,000 through the issuance of units at a price of US$1.00 per unit. Each unit will consist of one common share and two common share purchase warrants, with one warrant exercisable into one common share at the price of US$1.25 for a period of 2 years, and the second warrant exercisable into one common share at the price of US$1.50 for a period of 2 years. The proceeds of the private placement will be used to fund the Company’s exploration rights and obligations under the farm-out agreement and for general working capital.

We and Albertaco also agreed that, in conjunction with the acquisition, we will change our name to Source Petroleum Inc. to better reflect our new business focus. The proposed change of name has received the requisite approval of our shareholders. We have filed and mailed out an Information Statement on Schedule 14C on May 3, 2006. The name change will take effect on May 25, 2006.

The letter of intent is non-binding. The proposed transactions are subject to the completion of a mutual due-diligence review, the execution of formal agreements in form and substance satisfactory to both parties, and satisfaction of conditions in keeping with commercial transactions of a like nature. The proposed acquisition will also be subject to the approval of Albertaco shareholders.

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the March 31, 2006. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to March 31, 2006, we have raised a total of $179,625 from private offerings of our securities.

For the three months ended March 31, 2006, we incurred operating costs of $27,528 compared to operating costs of $28,091 during the three months ended March 31, 2005. The expenses were comparable during both periods and primarily dealt with our continued reporting requirements under the Securities Exchange Act of 1934. During the three months ended March 31, 2006, we incurred $26,983 in professional fees for the legal and accounting costs of our Form 10-KSB and the legal costs of our stock split. During the three months ended March 31, 2005, we incurred $22,417 in professional fees for the legal costs for general corporate matters and our Form SB-2. We will continue to incur legal and accounting costs as a reporting company.

Liquidity and Capital Resources

At March 31, 2006, we had cash on hand of $31,517 and working capital of $14,016.

Cash used in operating activities was $16,145 for the three months ended March 31, 2006 largely due to our professional fees incurred during the period related to our Form 10-KSB. This compares with cash used in operating activities of $10,507 for the three months ended March 31, 2005.

By November 30, 2006, we must make payment to the State of Alaska of an annual rental fee of a total of $2,500 for our twenty-five mineral claims, to keep our claims in good standing. We believe we have met the $10,000 annual labor commitment for the period ended September 1, 2006, but there are no assurances the State of Alaska will accept our report of annual labor.

As stated above in the Plan of Operations section, in the next twelve months, we expect to incur at least $35,000 if we decide to repeat certain portions of the induced polarization survey conducted in phase one of our recommended exploration program. If we decide to proceed to phase two of the exploration program, we can expect to incur an additional $23,000. Furthermore, we anticipate that we will require $24,000 to cover our ongoing general and administrative expenses for the next twelve months. We do not believe our cash on hand is sufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next twelve months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

On February 3, 2006, our board of directors approved a thirty (30) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. On April 3, 2006, our board of directors approved an additional one and a half (1.5) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing Certificate of Changes with the Nevada Secretary of State.

As a result, our authorized capital increased from 100,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of Preferred Stock at a par value of $0.0001 per share to 4,500,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of Preferred Stock at a par value of $0.0001 per share. This also increased our issued and outstanding share capital from 2,196,500 shares of common stock to 100,342,500 shares of common stock, inclusive of the private placement completed during the current quarter.

On May 11, 2006, we completed a private placement of US$2,000,000 through the issuance of units at a price of US$1.00 per unit. Each unit consisted of one common share of the Company and two common share purchase warrants, with one warrant exercisable into one common share at the price of US$1.25 for a period of 2 years, and the second warrant exercisable into one common share at the price of US$1.50 for a period of 2 years. The proceeds of the private placement will be used to fund our exploration rights and obligations under the farm-out agreement and for general working capital.

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

Our significant accounting policies are disclosed in Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

Item 8A.   Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeff Gillis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II – Other Information

Item 1. Legal Proceedings.

We are not party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reported on 8 k dated March 22, 2006.

Item 3. Default upon Senior Securities. None. Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending December 31, 2006.

Item 5. Other Information. None. Item 6 . Exhibits.

Exhibit Number Description of Exhibit

3.1(1)	Articles of Incorporation.

3.2(1)	By-Laws.

3.3(1)	Articles of Merger, as filed with the Nevada Secretary of State.

3.4(1)	Certificate of Merger, as filed with the Delaware Secretary of State.

Exhibit Number Description of Exhibit

3.5 (4)	Certificate of Change as filed with the Nevada Secretary of State.

10.1(1)	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003.

10.2(1)	Mining Quitclaim Deed dated August 16, 2004.

10.3(2)	Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004.

10.4(2)	Mineral Exploration Management Services Agreement between Red Sky Resources
Inc. and Alaska Earth Sciences Inc. dated March 7, 2005.

10.5(3)	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical
Ltd. dated April 14, 2005.

31.1(5)	Certification Statement of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(5)	Certification Statement of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on January 28, 2005
(2)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 filed with the Commission on March 15, 2005.
(3)	Filed as an exhibit to our Form 10-QSB filed with the Commission on May 13, 2005.
(4)	Filed as an exhibit to our Form 8-K filed with the Commission on February 10, 2006.
(5)	Filed as an exhibit to this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED SKY RESOURCES INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
/s/ Jeff Gillis	Officer and Director (Principal Executive Officer	May 15, 2006
Jeff Gillis	and Principal Accounting Officer)