Form 10QSB
period 2006-06-30
SOURCE PETROLEUM INC.
filed 2006-08-21
CIK 1314363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

SOURCE PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
509 - 3495 Cambie Street Vancouver, British Columbia, V5Z 4R3, Canada
(Address of principal executive offices)
(778) 863-2259
(Issuer’s telephone number)
RED SKY RESOURCES INC.
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

106,345,827 shares of common stock issued and outstanding as of August 18, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Source Petroleum Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended June 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Balance Sheet

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$ 7,553,677	$ 162
Total current assets	7,553,677	162

Mineral Property (Note 3)	-	-
Total assets	7,553,677	162

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$ 30,011	$ 8,618
Total current liabilities	30,011	8,618

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 102,342,500 issued and outstanding (December 31,2005 98,842,500)	10,234	9,884

Share subscriptions received	5,554,890
Additional paid-in capital	2,169,391	119,741
Deficit accumulated during the exploration stage	(210,849)	(138,081)
Total stockholders’ equity	7,523,666	(8,456)
Total liabilities and stockholders’ equity	$ 7,553,677	$ 162

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

General and administrative expenses
Bank charges	$ 1,016	$ 27	$ 75	$ 85	$ 222
Consulting fees	11,568	7,500	-	7,500	-
Management fees	16,050	-	-	-	-
Mineral property expenditures	52,225	-	34,034	-	35,771
Office and Miscellaneous	2,828	(2,619)	269	(2,482)	603
Professional fees	114,463	37,497	7,949	64,480	30,366
Transfer agent and filing fees	12,698	2,834	1,807	3,186	5,263

Net (loss) income for the period	$ (210,849)	$ (45,240)	$ (44,134)	$ (72,769)	$ (72,225)

Basic and diluted (loss) income per share
Net (loss) income per share		(0.0004)	(0.0201)	(0.0007)	(0.0329)

Weighted average number of Common shares outstanding		101,441,401	2,196,500	99,677,624	2,196,500

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Cash flows from (used in) operating activities
Net (loss) income for the period	$ (210,850)	$ (45,241)	$ (44,134)	$ (72,769)	$ (72,225)
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	27,512	10,011	(11,657)	21,394	5,927

Net cash (used in) from operating activities	(183,338)	(35,230)	(55,791)	(51,375)	(66,298)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	7,734,515	7,554,890	-	7,604,890	-
Due from a related party	(9,000)	(9,000)	-	-	-
Due to a related party	11,500	11,500	-	-	-

Net cash from financing activities	7,737,015	7,557,390	-	7,604,890	-

Increase (decrease) in cash and cash equivalents	7,553,677	7,522,160	(55,791)	7,553,515	(66,298)

Cash and cash equivalents (deficiency), beginning of period	-	31,517	71,427	162	81,934

Cash and cash equivalents, end of period	$ 7,553,677	$ 7,553,677	$ 15,636	$ 7,553,677	$ 15,636

Supplemental cash flow information:
Interest expenses paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Stockholders’ Equity

For the period from inception (October 14, 2001) to June 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

							Deficit
							accumulated	Total
					Additional		during	stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002 per share in October 2001	-	-	67,500,000	$6,750	-$6,600		$ -	$150

Net loss for the period	-	-	-	-	-		-542	-542
Balance, December 31, 2001	-	-	67,500,000	6,750	-6,600		-542	-392

Stocks issued at $0.003 per share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475

Net loss for the period	-	-	-	-	-		-9,283	-9,283

Balance, December 31, 2002	-	-	76,342,500	7,634	21,991		-9,825	19,800

Net loss for the period	-	-	-	-	-		-24,450	-24,450
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991		-34,275	-4,650

Stocks issued at $0.0044 per share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000

Net loss for the period	-	-	-	-	-		-16,241	-16,241
Balance, December 31, 2004	-	-	98,842,500	9,884	119,741		-50,516	79,109

Net loss for the period	-	-	-	-	-		-87,565	-87,565

Balance, December 31, 2005	-	-	98,842,500	9,884	119,741		-138,081	-8,456

Stocks issued at $0.03 per share in March 2006
	-	-	1,500,000	150	49,850		-	50,000

Net loss for the period	-	-	-	-	-		-27,528	-27,528
Balance, March 31, 2006	-	-	100,342,500	10,034	169,591	-	-165,609	14,016

Stocks issued at $1.00 per share in May 2006	-	-	2,000,000	200	1,999,800		-	2,000,000
Share subscriptions received						5,554,890		5,554,890

Net loss for the period	-	-	-	-	-		-45,240	-45,240
Balance, June 30, 2006			102,342,500	$10,234	$2,169,391	$5,554,890	-$210,849	$7,523,666

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended June 30, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2005. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of June 30, 2006, the Company had a total of $7,553,677 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

On April 25, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1223121 Alberta Ltd., a privately-owned Alberta corporation engaged in the oil and gas exploration business. The Company had planned to purchase all of the issued shares of 1223121 Alberta Ltd. by way of a share exchange.

To facilitate the transaction contemplated under the April 25, 2006 letter of intent, the Company approved a one and one half (1.5) for one (1) forward stock split basis to stockholders of record on April 18, 2006. (See Subsequence event for detail)

On May 25, 2006, the Company changed its name to Source Petroleum Inc.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of six months or less when purchased. As at June 30, 2006, cash and cash equivalents consist of cash and trust only.

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

d)	Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

The Company has not recorded any asset retirement obligation to date as the amounts, if any, are not significant at this time.

e)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of June 30, 2006 the Company had no balance in a bank beyond insured limits.

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

j)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the periods. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

k)	Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure – An amendment of SFAS No. 123”. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company did not grant any stock options during the six months ended June 30, 2006 and 2005, therefore, no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123.

l)	New Accounting Pronouncements

SFAS No. 151, “Inventory Costs” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

FAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions”. The adoption of SFAS 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company’s financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 is expected to have no impact on the Company's financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when an investment is considered impaired, whether that impairment is other

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

Financial Accounting Standards Board Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company's financials statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company’s financial instruments.

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

November 30, 2006 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures.

4.	Related Party Transactions

During the quarter ended March 31, 2006, the Company received $9,000 in advances from its sole officer and director of the Company. The $9,000, together with $2,500 advanced during the year ended December 31, 2005, were repaid in full during the last quarter.

5.	Common Stock

On February 3, 2006, the Company approved thirty for one forward stock split basis on the stockholders of record on February 17, 2006. All references in the accompanying financial statements to the number of common stock outstanding and per share amounts have been restated to reflect the stock split.

On April 25, 2006, the Company approved one half shares for one forward stock split. As a result, the Company authorized capital increased from 3,000,000,000 shares of common stock with a par value of $0.001 per share to 4,500,000,000 shares of common stock with a par value of $0.001 per share. This also increased our issued and outstanding share capital from 66,895,000 shares of common stock to 100,342,500 shares of common stock as of April 18, 2006. All references in the accompanying financial statements to the number of common stock outstanding and per share amounts have been restated to reflect the stock split.

On May 11, 2006, the Company issued 2,000,000 units (each a “Unit”) due to the closing of the Company’s private placement at $1.00 per Unit for total proceeds of $2,000,000. Each Unit consists of one share of common stock of the Company and two share purchase warrants, with one warrant exercisable into one common share at the price of US$1.25 for a period of 2 years, and the second warrant exercisable into one common share at the price of US$1.50 for a period of 2 years.

Warrants outstanding and exercisable as of June 30, 2006

Date Granted	Date Expired	Excise Price	No.
05/11/2006	05/11/2008	1.25	2,000,000
05/11/2006	05/11/2008	1.50	2,000,000
6.	Preferred Shares

$0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.

7.	Subsequent Events

Instead of pursuing the transaction contemplated under the non-binding letter of intent with 1223121 Alberta Ltd. which dated April 25, 2006, the Company entered into an a share exchange agreement dated July 26, 2006, with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by the Company of all of the issued and outstanding shares of Source

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan.

The Company proposes to purchase all of the issued shares of Source Projects Inc. by way of a share exchange for the Company’s 32,000,000 common shares, which will be issued to all of the shareholders of Source Projects Inc. on a pro-rata basis in proportion to their shareholdings in Source Projects Inc.

Following the May 2006 2,000,000 private placement, the Company completed another private placement on July 6, 2006, consisting of 4,003,327 units at a price of US$1.50 per unit for gross proceeds of $6,004,991 ($5,554,890 of which was received prior to June 30, 2006 and was included in the Company’s financial statements as at June 30, 2006). Each unit consists of one common share and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share at a price of USD$2.25 per share for a period of two years. The Company has agreed to pay certain individuals finders’ fees for assisting the Company in raising funds in connection with its recent private placements of units at $1.50. $593,000 cash is paid in July 2006. The Company allots 395,330 warrants which will be exercisable into one common share at the price of US$1.50 for a period of two years.

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

Overview

We were incorporated under the laws of the State of Nevada on November 23, 2004 under the name Red Sky Resources Inc. On May 25, 2006, we changed our name to Source Petroleum Inc.

Our Current Business

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

We recently entered into a share exchange agreement dated July 26, 2006 with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by our company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan. Upon the completion of this share exchange agreement, we plan to refocus our attention to the exploration of oilsands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd.

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

Plan of Operations

Upon the completion of this share exchange agreement, we plan to improve our shareholders’ value by refocusing our attention to the exploration of oilsands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd. We may also continue exploration of our mineral claims by completing the following objectives for the next twelve months:

1. We may repeat certain portions of the induced polarization survey conducted in phase one in order to gather data before making a decision to move to phase two. The costs to repeat phase one is budgeted at $35,000 and additional funds will have to be raised in order to conduct this work program.

2. If warranted by the results of phase one, we may proceed with phase two of our recommended exploration program. Phase two is estimated to cost $23,000. If we decide to continue exploring our mineral claims, we anticipate that phase two may be conducted during the summer of 2007 and would take approximately six weeks to complete.

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

New Business

On April 25, 2006, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1223121 Alberta Ltd., a privately-owned Alberta corporation engaged in the oil and gas exploration business. We had planned to purchase all of the issued shares of 1223121 Alberta Ltd. by way of a share exchange.

To facilitate the transaction contemplated under the April 25, 2006 letter of intent, our board of directors approved a one and one half (1.5) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State and issued one and one half (1.5) shares for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. As a result, our authorized capital increased from 3,000,000,000 shares of common stock with a par value of $0.001 per share to 4,500,000,000 shares of common stock with a par value of $0.001 per share. This also increased our issued and outstanding share capital from 66,895,000 shares of common stock to 100,342,500 shares of common stock as of April 18, 2006.

We also agreed to change our name to Source Petroleum Inc. to better reflect our new business focus. The change of our name from “Red Sky Resources Inc.” to “Source Petroleum Inc.” received the requisite approval of our shareholders. We filed and mailed out an Information Statement on Schedule 14C on May 3, 2006. The name change took effect on May 25, 2006.

The April 25, 2006 letter of intent was non-binding in nature and no definitive agreement was entered into between our company and 1223121 Alberta Ltd. Instead of pursuing the transaction contemplated under the non-binding letter of intent with 1223121 Alberta Ltd., we recently entered into a share exchange agreement dated July 26, 2006 with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by our company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan.

We propose to purchase all of the issued shares of Source Projects Inc. by way of a share exchange for 32,000,000 common shares of us, which will be issued to all of the shareholders of Source Projects Inc. on a pro-rata basis in proportion to their shareholdings in Source Projects Inc.

In connection with the proposed acquisition of Source Projects Inc, we completed in May of 2006 a private placement of US$2,000,000 through the issuance of units at a price of US$1.00 per unit. Each unit consists of one common share and two common share purchase warrants, with one warrant exercisable into one common share at the price of US$1.25 for a period of 2 years, and the second warrant exercisable into one common share at the price of US$1.50 for a period of 2 years. Subsequently, we completed another private placement consisting of 4,003,327 units of our securities at a price of US$1.50 per unit for gross proceeds of $6,004,991. Each unit of the securities consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD$2.25 per share.

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the June 30, 2006. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to June 30, 2006, we have raised a total of $2,179,625 from private offerings of our securities.

For the six months ended June 30, 2006, we incurred operating costs of $72,769 compared to operating costs of $72,225 during the six months ended June 30, 2005. The expenses were comparable during both periods and primarily dealt with our continued reporting requirements under the Securities Exchange Act of 1934. During the six months ended June 30, 2006, we incurred $64,480 in professional fees for the legal and accounting costs of our Form 10-KSB and the legal costs of our stock split, name change and private placements. During the six months ended June 30, 2005, we incurred $30,366 in professional fees for the legal costs for general corporate matters and our Form SB-2. We will continue to incur legal and accounting costs as a reporting company.

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $7,553,677 and working capital of $7,523,667.

Cash used in operating activities was $51,375 for the six months ended June 30, 2006 largely due to our professional fees incurred during the period related to our Form 10-QSB, name change, stock split and private placements. This compares with cash used in operating activities of $66,298 for the six months ended June 30, 2005.

By November 30, 2006, we must make payment to the State of Alaska of an annual rental fee of a total of $2,500 for our twenty-five mineral claims, to keep our claims in good standing. We believe we have met the $10,000 annual labor commitment for the period ended September 1, 2006, but there are no assurances the State of Alaska will accept our report of annual labor.

As stated above in the Plan of Operations section, in the next twelve months, we expect to incur at least $35,000 if we decide to repeat certain portions of the induced polarization survey conducted in phase one of our recommended exploration program. If we decide to proceed to phase two of the exploration program, we can expect to incur an additional $23,000. Furthermore, we anticipate that we will require $24,000 to cover our ongoing general and administrative expenses for the next twelve months. We believe our cash on hand is sufficient to carry out our plan of operations and pay for the costs of our general and administrative expenses for the next twelve months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Jeff Gillis. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On May 11, 2006, we closed a private placement consisting of 2,000,000 units of our securities at a price of US$1.00 per unit for gross proceeds of $2,000,000. Each unit of the securities consists of one common share in the capital of our company and two common share purchase warrants, with one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD $1.25 per share and the other one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD $1.50 per share. All of the warrants will be exercisable before May 11, 2008. We issued the securities to four (4) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 5, 2006, we closed a private placement consisting of 4,003,327 units of our securities at a price of US$1.50 per unit for gross proceeds of $6,004,991. Each unit of the securities consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD$2.25 per share. All of the warrants will be exercisable before July 5, 2008. We issued the securities to eighteen (18) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two (2) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act).

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our company received the consent of a majority of the outstanding shares of our common stock for the change of name to "Source Petroleum Inc." on May 2, 2006. Our company filed an Articles of Amendment to amend our

Certificate of Incorporation changing our name as required under the provisions of the Private Corporations Act of the Nevada Revised Statutes (NRS 78.010 et seq.). Shareholder approval for the change of name of our company from "Red Sky Resources, Inc." to "Source Petroleum Inc." was obtained by written consent of shareholders owning 67,500,000 shares of our common stock, which represented 67.27% on the record date, May 2, 2006. The change of name became effective on May 25, 2006. Our common stock is now quoted on the NASD Over-the-Counter Bulletin Board under the new symbol “SOPO”.

Item 5.	Other Information.

None.

Item 6	.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
3.3	Articles of Merger, as filed with the Nevada Secretary of State (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
3.4	Certificate of Merger, as filed with the Delaware Secretary of State (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
3.5	Certificate of Change as filed with the Nevada Secretary of State (incorporated by reference from our current report on Form 8-K filed February 10, 2006)
3.6	Certificate of Change to increase authorized and issued and outstanding share capital (incorporated by reference from our current report on Form 8-K filed April 19, 2006)
3.7

Certificate of Amendment to Articles of Incorporation changing the name from Red Sky Resources Inc. to Source Petroleum Inc., as filed with the Nevada Secretary of State (incorporated by reference from our current report on Form 8-K filed May 26, 2006)

(10)	Material Contracts
10.1	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
10.2	Mining Quitclaim Deed dated August 16, 2004 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
10.3

Agreement and Plan of Merger between Red Sky Resources Inc. and Pacific Petroleum Inc. dated December 6, 2004 (incorporated by reference from our registration statement on Form SB-2/A (Amendment No. 1) filed March 15, 2005)

10.4

Mineral Exploration Management Services Agreement between Red Sky Resources Inc. and Alaska Earth Sciences Inc. dated March 7, 2005 (incorporated by reference from our registration statement on Form SB-2/A (Amendment No. 1) filed March 15, 2005)

10.5	Geophysical Survey Agreement between Red Sky Resources Inc. and SJ Geophysical Ltd. dated April 14, 2005 (incorporated by reference from our quarterly report on Form 10-QSB filed May 13, 2005)
10.6

Share Exchange Agreement among Source Petroleum Inc., Source Projects Inc., shareholders of Source Projects Inc., 1245147 Alberta Ltd. and Hussein Charanek effective as of July 26, 2006 (incorporated by reference from our current report on Form 8-K filed July 26, 2006)

(31)	Section 302 Certification
31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE PETROLEUM INC.

By:	/s/ Jeff Gillis
Jeff Gillis
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: August 21, 2006