Form 10QSB/A
period 2006-06-30
SOURCE PETROLEUM INC.
filed 2006-08-22
CIK 1314363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

General and administrative expenses
Bank charges	$ 1,016	$ 27	$ 75	$ 85	$ 222
Consulting fees	11,568	7,500	-	7,500	-
Management fees	16,050	-	-	-	-
Mineral property expenditures	52,225	-	34,034	-	35,771
Office and Miscellaneous	2,828	(2,619)	269	(2,482)	603
Professional fees	114,463	37,497	7,949	64,480	30,366
Transfer agent and filing fees	12,698	2,834	1,807	3,186	5,263

Net (loss) income for the period	$ (210,849)	$ (45,240)	$ (44,134)	$ (72,769)	$ (72,225)

Basic and diluted (loss) income per share
Net (loss) income per share		(0.0004)	(0.0004)	(0.0007)	(0.0007)

Weighted average number of Common shares outstanding		101,441,401	98,842,500	99,677,624	98,842,500

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005

Cash flows from (used in) operating activities
Net (loss) income for the period	$ (210,849)	$ (45,240)	$ (44,134)	$ (72,769)	$ (72,225)
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	27,511	10,010	(11,657)	21,394	5,927

Net cash (used in) from operating activities	(183,338)	(35,230)	(55,791)	(51,375)	(66,298)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	2,179,625	2,000,000	-	2,050,000	-
Subscription Received	5,554,890	5,554,890		5,554,890
Due from a related party	-	-	-	9,000	-
Due to a related party	-	-	-	(11,500)	-

Net cash from financing activities	7,734,515	7,554,890	-	7,602,390	-

Increase (decrease) in cash and cash equivalents	7,553,677	7,522,160	(55,791)	7,553,515	(66,298)

Cash and cash equivalents (deficiency), beginning of period	-	31,517	71,427	162	81,934

Cash and cash equivalents, end of period	$ 7,553,677	$ 7,553,677	$ 15,636	$ 7,553,677	$ 15,636

Supplemental cash flow information:
Interest expenses paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Stockholders’ Equity

For the period from inception (October 14, 2001) to June 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

							Deficit
							accumulated	Total
					Additional		during	stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002 per share in October 2001	-	-	67,500,000	$6,750	-$6,600		$ -	$150

Net loss for the period	-	-	-	-	-		-542	-542
Balance, December 31, 2001	-	-	67,500,000	6,750	-6,600		-542	-392

Stocks issued at $0.003 per share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475

Net loss for the period	-	-	-	-	-		-9,283	-9,283

Balance, December 31, 2002	-	-	76,342,500	7,634	21,991		-9,825	19,800

Net loss for the period	-	-	-	-	-		-24,450	-24,450
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991		-34,275	-4,650

Stocks issued at $0.0044 per share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000

Net loss for the period	-	-	-	-	-		-16,241	-16,241
Balance, December 31, 2004	-	-	98,842,500	9,884	119,741		-50,516	79,109

Net loss for the period	-	-	-	-	-		-87,565	-87,565

Balance, December 31, 2005	-	-	98,842,500	9,884	119,741		-138,081	-8,456

Stocks issued at $0.03 per share in March 2006
	-	-	1,500,000	150	49,850		-	50,000

Net loss for the period	-	-	-	-	-		-27,528	-27,528
Balance, March 31, 2006	-	-	100,342,500	10,034	169,591	-	-165,609	14,016

Stocks issued at $1.00 per share in May 2006	-	-	2,000,000	200	1,999,800		-	2,000,000
Share subscriptions received, for 3,703,260 shares at $1.50 per share						5,554,890		5,554,890

Net loss for the period	-	-	-	-	-		-45,240	-45,240
Balance, June 30, 2006			102,342,500	$10,234	$2,169,391	$5,554,890	-$210,849	$7,523,666

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Notes to Financial Statements

(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended June 30, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2005. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of June 30, 2006, the Company had a total of $7,553,677 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months in light of the pending completion of the Company’s acquisition of Source Projects Inc. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of six months or less when purchased. As at June 30, 2006, cash and cash equivalents consist of cash only.

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

Since the Company did not issue stock options to employees during the six months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

l)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

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

Instead of pursuing the transaction contemplated under the non-binding letter of intent with 1223121 Alberta Ltd. which dated April 25, 2006, the Company entered into an a share exchange agreement dated July 26, 2006, with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by the Company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan.

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

Following the May 2006 2,000,000 private placement, the Company completed another private placement on July 6, 2006, consisting of 4,003,327 units at a price of US$1.50 per unit for gross proceeds of $6,004,991 ($5,554,890 of which was received prior to June 30, 2006 and was included in the Company’s financial statements as at June 30, 2006). Each unit consists of one common share and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share at a price of USD$2.25 per share for a period of two years. The Company has agreed to pay certain individuals finders’ fees for assisting the Company in raising funds in connection with its recent private placements of units at $1.50. In July 2006, the Company paid the finders’ fee by paying $593,000 in cash and allotting 395,330 warrants exercisable into one common share at the price of US$1.50 for a period of two years.

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

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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
Date: August 22, 2006