Form 10QSB
period 2006-09-30
SOURCE PETROLEUM INC.
filed 2006-11-27
CIK 1314363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

SOURCE PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 620, 304 - 8th Avenue, S.W., Calgary, Alberta T2P 1C1 Canada
(Address of principal executive offices)
403.444.2893 x 223
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

70,845,827 shares of common stock issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Source Petroleum Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended September 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Balance Sheet

(Expressed in U.S. Dollars)

September 30, 2006

(Unaudited)

September 30,2006
ASSETS
Current assets
Cash and cash equivalents	$ 5,005,544
Accounts receivable and prepaid expenses	178,755

Total current assets	5,184,299

Mineral Property (Note 3)	-
Petroleum & natural gas properties (Note 4)	43,996,800
Total assets	49,181,099

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$ -
Total current liabilities	-

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 70,845,827 issued and outstanding (December 31,2005 98,842,500)	7,084

Share subscriptions received	-
Additional paid-in capital	52,177,531
Deficit accumulated during the exploration stage	(3,003,516)
Total stockholders’ equity	49,181,099
Total liabilities and stockholders’ equity	$ 49,181,099

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September	September	September	September	September
	2006	2006	2005	2006	2005

Revenue
Interest Income	$ 7,359	$ 7,359	$ -	$ 7,359	$ -

General and administrative expenses
Bank charges	$ 1,185	$ 169	$ 21	$ 254	$ 243
Consulting fees	34,068	22,500	-	30,000	-
Finder fees	593,000	593,000	-	593,000	-
Management fees	16,050	-	-	-	-
Mineral property expenditures	52,225	-	3,767	-	39,538
Office and Miscellaneous	33,678	30,850	837	28,368	1,440
Oil and Gas Expenditures	2,103,022	2,103,022	-	2,103,022	-
Professional fees	164,330	49,867	2,348	114,347	32,714
Transfer agent and filing fees	13,317	618	860	3,806	6,123

Net (loss) income for the period	$ (3,003,516)	$ (2,792,667)	$ (7,837)	$(2,865,438)	$ (80,058)

Basic and diluted (loss) income per share
Net (loss) income per share		$ (0.03)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average number of Common shares outstanding		96,307,458	98,842,500	97,849,006	98,842,500

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Cumulative October 14, 2001 (inception) to	Nine Months Ended	Nine Months Ended
	September	September	September
	2006	2006	2005

Cash flows from (used in) operating activities
Net (loss) income for the period	$(3,003,516)	$ (2,865,438)	$ (80,058)
Changes in non-cash working capital items:
- accounts receivable & prepaid	(178,755)	(178,755)
- accounts payable and accrued expenses	0	(8,615)	7,800

Net cash (used in) from operating activities	(3,182,271)	(3,052,808)	(72,258)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	8,187,815	8,058,190	-
Net cash from financing activities	8,187,815	8,058,190	-

Increase (decrease) in cash and cash equivalents	5,005,544	5,005,382	(72,258)

Cash and cash equivalents (deficiency), beginning of period	-	162	81,934

Cash and cash equivalents, end of period	$ 5,005,544	$ 5,005,544	$ 9,676

Non Cash related activities supplemental schedule:

On September 6, 2006, the Company issued 32,000,000 shares of our common stock to the shareholders of Source Projects Inc. in exchange for all of the issued and outstanding common shares of Source Projects Inc. The transaction was valued at $43,996,800 and was capitalized as petroleum and natural gas properties in these financial statements.

The accompanying notes are an integral part of these financial statements.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Statements of Stockholders’ Equity

For the period from inception (October 14, 2001) to September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

							Deficit
							accumulated	Total
					Additional		during	stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002 per share in October 2001	-	-	67,500,000	$6,750	-$6,600		$ -	$150

Net loss for the period	-	-	-	-	-		-542	-542
Balance, December 31, 2001	-	-	67,500,000	6,750	-6,600		-542	-392

Stocks issued at $0.003 per share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475

Net loss for the period	-	-	-	-	-		-9,283	-9,283

Balance, December 31, 2002	-	-	76,342,500	7,634	21,991		-9,825	19,800

Net loss for the period	-	-	-	-	-		-24,450	-24,450
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991		-34,275	-4,650

Stocks issued at $0.0044 per share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000

Net loss for the period	-	-	-	-	-		-16,241	-16,241

Balance, December 31, 2004	-	-	98,842,500	9,884	119,741		-50,516	79,109

Net loss for the period	-	-	-	-	-		-87,565	-87,565

Balance, December 31, 2005	-	-	98,842,500	9,884	119,741		-138,081	-8,456

Stocks issued at $0.03 per share in March 2006
	-	-	1,500,000	150	49,850		-	50,000

Net loss for the period	-	-	-	-	-		-27,528	-27,528
Balance, March 31, 2006	-	-	100,342,500	10,034	169,591	-	-165,609	14,016

Stocks issued at $1.00 per share in May 2006	-	-	2,000,000	200	1,999,800		-	2,000,000
Share subscriptions received						5,554,890		5,554,890

Net loss for the period	-	-	-	-	-		-45,240	-45,240
Balance, June 30, 2006			102,342,500	$10,234	$2,169,391	$5,554,890	-$210,849	$7,523,666
Share subscriptions issued
Stocks issued at $1.50 per share in July 2006	-	-	3,703,327	370	5,554,620	-5,554,990	-	0
			300,000	30	449,970	100		450,100
Stocks issued at $1.375 per share in September 2006 re: Source Projects Inc acquisition			32,000,000	3200	43,996,800			44,000,000
Cancelled Shares			(67,500,000)	(6,750)	6,750			0
Net loss for the period	-	-	-	-	-		-2,792,667	-2,792,667
Balance, September 30, 2006			70,845,827	$7,084	$52,177,531	$0	-$3,003,516	$49,181,099

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended September 30, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2005. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of September 30, 2006, the Company had a total of $5,005,544 in cash; however this amount is insufficient to sustain operations over the course of the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

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

To facilitate the transaction contemplated under the April 25, 2006 letter of intent, the Company approved a one and one half (1.5) for one (1) forward stock split basis to stockholders of record on April 18, 2006. (See Subsequence event for detail)

On May 25, 2006, the Company changed its name to Source Petroleum Inc. In September 2006, the Company acquired Source Projects Inc. to further its mineral property exploration options, see Note 5 and Note 4.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of nine months or less when purchased. As at September 30, 2006, cash and cash equivalents consist of cash and trust only.

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

c)	Mineral Properties/ Petroleum & natural gas properties

The Company utilizes the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2006, the Company has no properties with proven reserves. When the Company obtains proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2006, all of the Company’s mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of September 30, 2006, none of the Company’s unproved minerial, oil and gas properties were considered impaired.

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

The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2006 the Company had no balance in a bank beyond insured limits.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

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

4.	Petroleum & natural gas properties

On July 26, 2006, the Company entered into a share exchange agreement with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by the Company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan. Upon the completion of this share exchange agreement, the Company has shifted its attention to the exploration of oilsands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd.

The exploration activities on these farmout lands are in very early stages and there can be no assurance that we will be able to successfully locate commercially viable resources or reserves or any at all.

The pro forma unaudited combined financial statements give effect to the purchase of Source Projects, as if the acquisition had occurred as of January 1, 2006 for informational purposes only and is not necessarily indicative of what the financial position or results of operations would have been had the acquisition at the date indicated. In addition, the unaudited pro forma condensed combined Statement of Operations does not purport to project the future operating results of the combined company, whereby all of the issued and outstanding common shares of Source Projects were acquired by Source Petroleum Inc. for consideration of 32,000,000 common shares. The transaction is accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by Source Petroleum Inc. for the net assets of Source Projects. The value of the shares issued by Source Petroleum Inc. was determined by the closing market price as of the date of the acquisition discounted by 35% which is management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares. The net value recorded equals management’s estimate of the value of the property rights acquired.

Source Petroleum Inc.
(an exploation stage enterprise)
PRO FORMA COMBINED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
30-Sep-06

	Source		Source	Pro Forma		Pro Forma
	Petroleum Inc.		Projects	Adjustments	Note	Combined
Revenue
Interest	$ ,359.25		$ -	$ -		$ ,359.25

Expenses
General & Administrative	2,875,068.45		-	-		2,875,068.45
Foreign Exchange gain (loss)	(2,273.00)		-	-		(2,273.00)
	2,872,795.45	-	-	-		2872795.45

Net (loss) income for the period	$ ,865,436.20)	-	$ -	$ -		$ ,865,436.20)
						-
Loss per share - Basic and Diluted	$ (0.03)		$ -	$ -		$ (0.03)

5.	Related Party Transactions

During the quarter ended September 30, 2006, the Company paid consulting fees in the amount of $22,500 to its sole officer and director.

6.	Common Stock

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

On July 5, 2006, the Company issued 4,003,327 units (each a “Unit”) at a price of US$1.50 per unit for gross proceeds of $6,004,991. Each unit consists of one common share and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share at a price of USD$2.25 per share for a period of two years. The Company has agreed to pay certain individuals finders’ fees for assisting the Company in raising funds in connection with its recent private placements of units at $1.50. $593,000 cash is paid in July 2006. The Company allots 395,330 warrants which will be exercisable into one common share at the price of US$1.50 for a period of two years.

On September 6, 2006 the Company completed the acquisition of all the issued and outstanding common stock of Source Projects Inc. In exchange for all of the issued and outstanding shares of Source Projects Inc., the Company issued to the shareholders of Source Projects Inc. an aggregate of 32,000,000 shares of our common stock.

On September 6, 2006, D. Barry Lee returned 67,500,000 shares of common stock of Source Petroleum Inc. to the Company for cancellation.

Warrants outstanding and exercisable as of September 30, 2006

Date Granted	Date Expired	Excise Price	No.
5/11/2006	5/11/2008	1.25	2,000,000
5/11/2006	5/11/2008	1.50	2,000,000
7/5/2006	7/5/2008	2.25	4,003,327
7/5/2006	7/5/2008	1.50	395,330
6.	Preferred Shares

$0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.

7.	Subsequent Events

None

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 19, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Other unidentified risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We were incorporated under the laws of the State of Nevada on November 23, 2004 under the name Red Sky Resources Inc. On May 25, 2006, we changed our name to Source Petroleum Inc.

We were in the business of mineral exploration. We acquired twenty-five mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Our mineral claims consist of twenty-five quarter sections which cover approximately 4,000 acres or 6.25 square miles. The State of Alaska requires an annual rental fee of $2,500 and a minimum exploration work expenditure of $10,000 on the 1st of September of each year to keep the claims in good standing. The $2,500 payment and proof of work must be paid and filed with the State of Alaska within 90 days of the 1st of September. We conducted the first phase of exploration on the Alaskan mineral claims consisting of an induced polarization survey and a ground magnetic survey. The cost of the program was approximately $37,800.

Our objective had been to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. Because we have not been able to discover an economically viable mineral deposit on the mineral claims, our management decided to diversify our operations from mineral exploration to oil and gas explorations. On July 26, 2006, we entered into a share exchange agreement with all of the shareholders of Source Projects Inc., Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by our company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which has entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan. Upon the completion of this share exchange agreement, we have shifted our attention to the exploration of oilsands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd.

Our Current Business

On September 6, 2006 we completed the acquisition of all the issued and outstanding common stock of Source Projects Inc. In exchange for all of the issued and outstanding shares of Source Projects Inc., we issued to the shareholders of Source Projects Inc. an aggregate of 32,000,000 shares of our common stock.

Pursuant to the share exchange agreement, our sole director at that time, Jeff Gillis, resigned and Hussein Charanek and Scott Rogers were appointed as directors of our company. Jeff Gillis also resigned as our Chief Executive

Officer, Chief Financial Officer, President and Secretary. Hussein Charanek was appointed as our President, Chief Executive Officer and Chief Financial Officer and Scott Rogers was appointed as our Corporate Secretary. On September 22, 2006, Tarik G. Elsaghir was appointed as a director of our company. Our current board of directors consists of Hussein Charanek, Scott Rogers and Tarik G. Elsaghir.

Source Projects Inc. is a private corporation incorporated in the State of Delaware in May 2006. Source Projects Inc. is the sole shareholder of 1245147 Alberta Ltd., which is a private corporation incorporated in the Province of Alberta in May 2006. 1245147 Alberta Ltd. recently entered into two farm-out agreements as the farmee with Dual Explorations Inc. as the farmor for exploration of oilsands relating to certain farmout lands located at TWP 75-4-W6M and TWP 83-19-W5M in the Province of Alberta. 1245147 Alberta Ltd. also purchased the interest of Scott Oil and Gas Ltd. as the farmee in a farmout agreement with Western Petrochemical Corp. as the farmor for exploration of oil shales relating to certain farmout lands located at TWPs 43-49 Rges 1-8, W2M in the Province of Saskatchewan. Even though we were notified by CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., that it disputes the validity of the farmout agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd.; we have been assured by Scott Oil and Gas Ltd. that it believes the farmout agreement was valid and enforceable and that we are entitled to exercise the rights of Scott Oil and Gas Ltd. under that farmout agreement.

The exploration activities on these farmout lands are in very early stages and there can be no assurance that we will be able to successfully locate commercially viable resources or reserves or any at all.

Our current operational focus is to conduct exploration of oilsands and oil shales on those properties subject to the following farmout agreements:

Farmout Agreement with Dual Exploration Inc. dated July 4, 2006

(Harmon Valley Area, Alberta)

The farmor to this farmout agreement is Dual Exploration Inc. and the farmee is 1245147 Alberta Ltd., a wholly owned subsidiary of our subsidiary, Source Projects Inc. This farmout agreement provides that we may explore for oilsands from the top of the Peace River Formation to the base of the Pekisko Formation in Sections 15, 16, 17, 20, 21, 29 of Twp. 83, Rge. IO, W5M. The farmout land in this agreement is covered by Alberta Crown Oil Sands Lease Nos. 7404041030 and 7404080869. Our recent searches indicated that these leases are active, all rentals have been paid to date and that Dual Exploration Inc. is registered lessee of an undivided 100% interest in the farmout lands.

This agreement enables our company to acquire from the farmor a 50% working interest in three pre-selected sections comprising part of the farmout lands, defined as the Test Well Earning Block, upon paying 100% of the total costs of drilling, completing/equipping or abandoning three horizontal test wells to be successively drilled from the same specified surface location to contract depth in three different bottomhole locations to be determined. Drilling of the first test well is to commence on or before October 31, 2006 subject to surface access, rig availability and regulatory approvals and our company is obligated to pay all anticipated drilling costs within thirty days prior to spudding of each test well.

Dual Exploration Inc. acts as contract operator for the drilling operations and is required to provide us with test well data and an authorization for expenditure in connection with test wells, effectively converting the arrangement into a participation agreement.

This farmout agreement incorporates both the CAPL 1997 Farmout and Royalty Procedure and the CAPL 1990 Operating Procedure. Dual Exploration Inc. has been named as the initial Operator under the Operating Procedure and each of Dual Exploration Inc. and our company would have a 50% working interest in the earned lands.

We have the ability to abort the test well earning program in the event that the costs to drill the test wells exceed the authorization for expenditure costs plus 15%. Otherwise, we are obligated to pay the cost of a supplemental authorization for expenditure prepared by Dual Exploration Inc. In the event we elect to abort the program it will be deemed to have earned its interest in the Test Well Earning Block despite failing to comply with the terms of the Farmout and Royalty Procedure.

Under this farmout agreement we also have the option, upon completion of the test well earning program, to elect within sixty days of rig release of the last test well to drill three option wells in order to earn on the remaining three section block of the farmout lands not previously earned, defined as the Option Well Block. The terms of earning for the option wells are the same as those for the test wells.

On October 31, 2006, Dual Exploration Inc., has, as the operator, submitted an application for a primary recovery scheme within sections 15, 16, 17, 20, 21, and 29 of 83-19W5M. Dual Exploration Inc. has submitted an application for up to eight single leg horizontal wells proposed to be drilled from four drilling pads. The horizontal sections in each well are expected to be 1,200-1,500m in length. These wells will be used to evaluate the productive potential of the property. Upon successful evaluation, a second application to the Energy and Utilities Board of the Province of Alberta will follow in order to allow further development.

Farmout Agreement with Dual Exploration Inc. dated July 4, 2006

(Woking Area, Alberta)

The farmor to this farmout agreement is Dual Exploration Inc. and the farmee is 1245147 Alberta Ltd. This farmout agreement provides that we may explore for all petroleum & natural gas below the base of the Halfway Formation in Section 21, Twp. 75, Rge. 4, W6M; all petroleum & natural gas below the base of the Stoddart Group in Section 29, Twp. 75, Rge. 4, W6M; and all petroleum & natural gas below the base of the Bluesky-Bulhead Formation in Section 31, Twp. 75, Rge. 4, W6M. The farmout land in this agreement is covered by Alberta Crown P&NG Licence Nos. 5405060306 and 5405060966. Our recent searches indicated that these leases are active, all rentals have been paid to date and that Dual Exploration Inc. is registered lessee of an undivided 100% interest in the farmout lands.

The Agreement enables our company to acquire from Dual Exploration Inc. a 37.5% working interest in the three sections comprising the farmout lands upon paying 75% of the total costs of drilling, completing/equipping or abandoning one test well to be drilled from a specific surface location to contract depth in a specific bottomhole location. Drilling of the first test well is to commence on or before August 31, 2006 subject to surface access, rig availability and regulatory approvals and we are obligated to pay all anticipated drilling costs within thirty days prior to spudding the test well. We made a loan in the amount of $524,437.50 to Source Projects Inc. on August 22, 2006 so it may pay the authorization for expenditure for the drilling costs of the first test well.

Dual Exploration Inc. acts as contract operator for the drilling operations and is required to provide us with test well data and an authorization for expenditure in connection with test wells, effectively converting the arrangement into a participation agreement.

This farmout agreement incorporates both the CAPL 1997 Farmout and Royalty Procedure and the CAPL 1990 Operating Procedure. Dual Exploration Inc. is named as the initial Operator under the Operating Procedure and Dual Exploration Inc. and our company would have 62.5% and 37.5% working interests, respectively, in the earned lands.

We have the ability to abort the test well earning program in the event that the costs to drill the test wells exceed the authorization for expenditure costs plus 15%. Otherwise, we are obligated to pay the cost of a supplemental authorization for expenditure prepared by Dual Exploration Inc. In the event we elect to abort the program it will be deemed to have earned its interest in the farmout lands despite failing to comply with the terms of the Farmout and Royalty Procedure. However, Dual Exploration Inc. may then elect to proceed with the drilling as an independent deepening operation pursuant to Clause 1008 of the Operating Procedure, thereby subjecting us to a penalty on its share of production.

On September 29, 2006, we received notice of the commencement of drilling operations on the Woking, Alberta property from Dual Exploration Inc., our joint venture partner and operator.

Farmout Agreement between Western Petrochemical Corp. and Scott Oil and Gas Ltd. dated February 25, 2006

(Pasquia Hill Area, Saskatchewan)

The farmor to this farmout agreement is Western Petrochemcial Corp. and the farmee is Scott Oil and Gas Ltd. Scott Oil and Gas Ltd. subsequently transferred its farmee interest in this farmout agreement to 1245147 Alberta Ltd. pursuant to a letter agreement dated May 30, 2006.

This farmout agreement enables the farmee to acquire 100% of Western Petrochemical Corp.’s interest only in the Second Whitespecks formation underlying: (a) a section of land pre-selected by the farmee as its test well location; and (b) an additional nine contiguous sections, which ten sections in total comprise part of the farmout lands. The farmout lands in this farmout agreement have been identified as Townships 43-49 and Ranges 1-11, all West of the 2nd Meridian, which are covered by 11 exploration permits issued by Saskatchewan Oil and Gas. The interest earned by the farmee is subject to the reservation to the farmor of a non-convertible 12% gross overriding royalty, which under the CAPL Farmout and Royalty Procedures will be calculated on all production from the farmout lands in which the farmee has earned its interest.

Under section 6 of this farmout agreement, approximately 71,680 acres are excluded from the area of the farmout lands in which the farmee may earn an interest. This excluded “Current Mine Area” acreage comprises substantial portion of the lands covered by two exploration permits. Western Petrochemical Corp. was also given the right to expand this acreage on notice to the farmee provided that it reimburses the farmee for 300% of the farmee’s costs of “drilling and/or placing on production” any earning well drilled in the expanded area.

Our searches with Saskatchewan Oil and Gas in July 2006 showed that 7 out of the 11 exploration permits covering the farmout lands in this agreement had expired and no lease selection were made for the areas covered by those permits. Further, additional 2 out of the 11 exploration permits were up for their final annual renewal on August 19, 2006 and the final 2 out the 11 exploration permits will be up for their final annual renewal on October 24, 2006. We are not sure whether Western Petrochemical Corp. has taken the necessary steps to renew the 4 exploration permits within the prescribed deadlines.

CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., has notified us that it disputes the validity of the farmout agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd. Despite claims asserted by CanWest Petroleum Corporation, Scott Oil and Gas Ltd. assured us that it believes the farmout agreement is valid and enforceable. We anticipate our company and Scott Oil and Gas Ltd. will need to examine this farmout agreement with CanWest Petroleum Corporation and find a resolution to this dispute.

In addition to the three farmout agreements mentioned above, on September 26, 2006, we signed a Letter of Intent in the prolific Mackenzie region / North West Territories, Canada on a 200,000 acre Exploration license adjacent to the Mackenzie River and centered along the planned Mackenzie Valley Pipeline.

Plan of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this quarterly report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We have no revenues, have experienced losses since inception, have only begun our oil and gas exploration operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

We, including all of our subsidiaries, are in the exploration stage and do not currently have any income from operating activities. We expect to use a majority of our existing working capital on exploration activities to be conducted by our subsidiaries, Source Projects Inc. and 1245147 Alberta Ltd., which have cash requirements for the next twelve months as described below. These cash requirements will likely be met by loans or capital contributions from our company. We intend to raise additional capital through the issuance of equity and or debt to finance operations of its subsidiaries, however, no assurance can be given that we will be successful in its exploration activities, in raising additional capital or obtaining other funding necessary to meet the cash requirements of our company and each of our subsidiaries.

For the next twelve months, we intend to continue our exploration activities pursuant to the 3 farmout agreements. We have made a loan in the amount of $524,437 to Source Projects Inc. on August 22, 2006 for the drilling costs of the first test well in the Woking Area, Alberta pursuant to the farmout agreement between Dual Exploration Inc. and our subsidiary, 1245147 Alberta Ltd. We anticipate that we will also begin work on drilling the first test well in the Harmon Valley Area as the farmout agreement between Dual Exploration Inc. and our subsidiary, 1245147 Alberta Ltd., provides that drilling of the first test well is to commence on or before October 31, 2006. Based on the data to be received from this test well, we will continue to examine the overall prospects for the properties subject to our farmout agreements, including evaluating future drilling programs, investigating commercial potential of the resource identified to date, the acquisition of additional exploration lands and conversion of its existing oil shale exploration permits to development leases, if appropriate.

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

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to the September 30, 2006. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to September 30, 2006, we have raised a total of $8,187,815 from private offerings of our securities.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $5,005,544 and working capital of $5,184,299.

Cash used in operating activities was $3,052, 808 for the nine months ended September 30, 2006 largely due to our professional fees incurred during the period related to our acquisition of Source Projects Inc., preparation of a comprehensive Form 8-K to announce that acquisition and preparation of our quarterly report on Form 10-QSB. This compares with cash used in operating activities of $72,258 for the nine months ended September 30, 2005.

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

RISK FACTORS

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $2,865,438 for the nine month period ended September 30, 2006, and cumulative losses of $ 3,003,516 to September 30, 2006. Our net cash used in operations for the nine months ended September 30, 2006 was $3,052,808. As of September 30, 2006 we had working capital of $ 5,184,299 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	drilling and completion costs increase beyond our expectations; or
•	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been and will be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and insignificant operating results.

From inception through to September 30, 2006, we have incurred aggregate losses of approximately $ 3,003, 516. Our loss from operations for the nine month period ended September 30, 2006 was $ 2,865,438. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We were in the business of exploration for gold, copper and other minerals before our acquisition of Source Projects Inc. We have only decided to shift the focus of our exploration activities from mineral to oil and gas after we completed our acquisition of Source Projects Inc. Our company has no operating history in exploration of oil and gas at this time and must be considered in the very early development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

The validity of the farmee interest owned by our subsidiary in the farmout agreement between Western Petrochemical Corp. and Scott Oil and Gas Ltd. is disputed. We cannot assure you that the resolution of this dispute will be in favour of our company.

CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., has notified us that it disputes the validity of the farmout agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd. This farmout agreement relates to rights to explore for oil shales on certain farmout land in the Pasquia Hill area of Saskatchewan. Scott Oil and Gas Ltd. purported transferred its farmee interest in this farmout agreement to 1245147 Alberta Ltd., a wholly owned subsidiary of Source Projects Inc. Despite claims asserted by CanWest Petroleum Corporation, Scott Oil and Gas Ltd. assured us that it believes the farmout agreement is valid and enforceable. We anticipate our company and Scott Oil and Gas Ltd. will need to examine this farmout agreement with CanWest Petroleum Corporation and find a resolution to this dispute. We cannot assure you that the resolution of this dispute will be in favour of our company.

There are significant title risks associated with the properties subject to our farmout agreements.

None of the exploration permits underlying our farmout agreement in Saskatchewan have been converted to development leases. In the event that we do not meet the regulated expenditure requirements, or development conditions to convert our permits to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We believe that we have good and proper right, title and interest in and to the permits that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests. Furthermore, aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada.

Nature of Oil Sands Exploration and Development involves many risks that we may not be able to overcome.

Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from any of the properties subject to our farmout agreements. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

We have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resource on the properties subject to our farmout agreements.

There are numerous uncertainties inherent in estimating quantities of bitumen resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable bitumen resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable bitumen, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources can be made at this time, if ever.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farmout agreements and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

RISKS RELATED TO OUR COMMON STOCK

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Shares of our common stock are currently quoted on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

RISKS RELATED TO OUR COMPANY

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 4,500,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Hussein Charanek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On July 5, 2006, we closed a private placement consisting of 4,003,327 units of our securities at a price of US$1.50 per unit for gross proceeds of $6,004,990. Each unit of the securities consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD$2.25 per share. All of the warrants will be exercisable before July 5, 2008. We issued the securities to eighteen (18) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two (2) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act).

We granted 395,330 share purchase warrants to three persons who acted as finders in our July 5, 2006 private placement. Each of these warrants entitles the holder thereof to purchase one share of our common stock at the price of $1.50 per share until July 5, 2008. The three persons we granted these warrants to are non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) and we relied on the exemptions provided under Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 6, 2006 we completed the acquisition of all the issued and outstanding common stock of Source Projects Inc. pursuant to a share exchange agreement dated July 26, 2006 among our company, as purchaser, and all of the shareholders of Source Projects Inc., as vendors and Source Projects Inc. and 1245147 Alberta Ltd. In exchange for all of the issued and outstanding shares of Source Projects Inc., we issued to the shareholders of Source Projects Inc. an aggregate of 32,000,000 shares of our common stock. We issued the securities to nineteen (19) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

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

SOURCE PETROLEUM INC.

By:	/s/ Hussein Charanek
Hussein Charanek
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: November 27, 2006