Form 10QSB/A
period 2006-09-30
SOURCE PETROLEUM INC.
filed 2006-12-13
CIK 1314363

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

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Balance Sheet

(Expressed in U.S. Dollars)

September 30, 2006

(Unaudited)

September 30,2006
ASSETS
Current assets
Cash and cash equivalents	$ 5,005,544
Accounts receivable and prepaid expenses	178,755

Total current assets	5,184,299

Mineral Property (Note 3)	-
Petroleum & natural gas properties (Note 4)	43,996,800
Total assets	49,181,099

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$ -
Total current liabilities	-

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 70,845,827 issued and outstanding (December 31,2005 98,842,500)	7,084

Share subscriptions received	-
Additional paid-in capital	52,177,532
Deficit accumulated during the exploration stage	(3,003,516)
Total stockholders’ equity	49,181,099
Total liabilities and stockholders’ equity	$ 49,181,099

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

Source Petroleum Inc.
(an exploation stage enterprise)
PRO FORMA COMBINED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)
For Nine Month Ended September 30, 2006
	Source	Source	Pro Forma		Pro Forma
	Petroleum Inc.	Projects	Adjustments	Note	Combined
Revenue
Interest	$ 7,359	$ -	$ -		$ 7,359

Expenses
General & Administrative	$ 2,875,068	$ -	$ -		$ 2,875,068
Foreign Exchange gain (loss)	$ (2,273)	$ -	$ -		$ (2,273)
	$ 2,872,795	$ -	$ -		$ 2,872,795

Net (loss) income for the period	$ (2,865,436)	$ -	$ -		$ (2,865,436)
-
Loss per share - Basic and Diluted	$ (0.03)	$ -	$ -		$ (0.03)
5.	Related Party Transactions

During the quarter ended September 30, 2006, the Company paid consulting fees in the amount of $22,500 to its sole officer and director.

6.	Common Stock

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
Date: December 11, 2006