Form 10KSB
period 2006-12-31
SOURCE PETROLEUM INC.
filed 2007-04-17
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-51241

SOURCE PETROLEUM INC.
(Name of small business issuer in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 620, 304 - 8th Avenue, S.W., Calgary, Alberta
Canada	T2P 1C1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 403.444.2893 x 223

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

State issuer’s revenues for its most recent fiscal year is $7,359.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

59,600,827 common shares @ $1.22 (1) = $72, 713,008

(1) Represents the price at which our shares were last traded on the OTC BB on April 16, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

70,845,827 common shares issued and outstanding as of April 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” refer to Source Petroleum Inc., our wholly owned subsidiary, 1245147 Alberta Ltd.

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

Our objective had been to conduct mineral exploration activities on the property in order to assess whether it possesses commercially exploitable reserves of minerals. Because we did not discover an economically viable mineral deposit on the mineral claims, our management decided to diversify our operations from mineral exploration to oil and gas explorations. On July 26, 2006, we entered into a share exchange agreement with all of the shareholders of Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by our company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. was the sole shareholder of 1245147 Alberta Ltd., which had entered into farm-out agreements for exploration of oilsands relating to certain farmout lands located in Alberta and Saskatchewan. Upon the completion of this share exchange agreement, we have shifted our attention to the exploration of oil sands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd. We have not maintained the good standing of our mineral claims in Alaska.

Our Current Business

On September 6, 2006 we completed the acquisition of all the issued and outstanding common stock of Source Projects Inc. In exchange for all of the issued and outstanding shares of Source Projects Inc., we issued to the shareholders of Source Projects Inc. an aggregate of 32,000,000 shares of our common stock.

Pursuant to the share exchange agreement, our sole director at that time, Jeff Gillis, resigned, and Hussein Charanek and Scott Rogers were appointed as directors of our company. Jeff Gillis also resigned as our Chief Executive Officer, Chief Financial Officer, President and Secretary. Hussein Charanek was appointed as our President, Chief Executive Officer and Chief Financial Officer and Scott Rogers was appointed as our Corporate Secretary. On

September 22, 2006, Tarik G. Elsaghir was appointed as a director of our company. Tarik G. Elsaghir subsequently resigned as a director on December 15, 2006. Our current board of directors consists of Hussein Charanek and Scott Rogers.

On December 8, 2006, we completed a merger with Source Projects Inc. to streamline our corporate structure. Consequently, we became the sole shareholder of 1245147 Alberta Ltd., which was incorporated in the Province of Alberta in May 2006. 1245147 Alberta Ltd. entered into two farm-out agreements as the farmee with Dual Explorations Inc. as the farmor for exploration of oilsands relating to certain farmout lands located at TWP 75-4-W6M and TWP 83-19-W5M in the Province of Alberta. 1245147 Alberta Ltd. also purchased the interest of Scott Oil and Gas Ltd. as the farmee in a farmout agreement with Western Petrochemical Corp. as the farmor for exploration of oil shales relating to certain farmout lands located at TWPs 43-49 Rges 1-8, W2M in the Province of Saskatchewan. Even though we were notified by CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., that it disputes the validity of the farmout agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd.; we have been assured by Scott Oil and Gas Ltd. that it believes the farmout agreement was valid and enforceable and that we are entitled to exercise the rights of Scott Oil and Gas Ltd. under that farmout agreement.

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

The farmor to this farmout agreement is Dual Exploration Inc. and the farmee is 1245147 Alberta Ltd., a wholly owned subsidiary of our company. This farmout agreement provides that we may explore for oilsands from the top of the Peace River Formation to the base of the Pekisko Formation in Sections 15, 16, 17, 20, 21, 29 of Twp. 83, Rge. IO, W5M. The farmout land in this agreement is covered by Alberta Crown Oil Sands Lease Nos. 7404041030 and 7404080869. Our recent searches indicated that these leases are active, all rentals have been paid to date and that Dual Exploration Inc. is registered lessee of an undivided 100% interest in the farmout lands.

This agreement enables our company to acquire from the farmor a 50% working interest in three pre-selected sections comprising part of the farmout lands, defined as the Test Well Earning Block, upon paying 100% of the total costs of drilling, completing/equipping or abandoning three horizontal test wells to be successively drilled from the same specified surface location to contract depth in three different bottomhole locations to be determined. Drilling of the first test well was to commence on or before October 31, 2006 subject to surface access, rig availability and regulatory approvals and our company is obligated to pay all anticipated drilling costs within thirty days prior to spudding of each test well.

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

On October 31, 2006, Dual Exploration Inc., as the operator, submitted an application for a primary recovery scheme within sections 15, 16, 17, 20, 21, and 29 of 83-19W5M. Dual Exploration Inc. has submitted an application for up to eight single leg horizontal wells proposed to be drilled from four drilling pads. The horizontal sections in each well are expected to be 1,200-1,500m in length. These wells are to be used to evaluate the productive potential of the property. Upon successful evaluation, a second application to the Energy and Utilities Board of the Province of Alberta will follow in order to allow further development. Pursuant to the farmout agreement, we paid 100% of the costs for drilling of the first horizontal well in the amount of US$900,000 in October of 2006. On March 28, 2007, we were notified by the operator and joint venture partner, that the first well of a multi-well program at Harmon Valley, in the Peace River Oil Sands district, HZ Peace River 1-29-83-19 W5M, was successfully drilled to appraise the reservoir characteristic and to delineate the reservoir. This first well of the proposed program, HZ Peace River 1-29-83-19 W5M, targeted the Bluesky - Gething formation. The Core information and a horizontal leg will assist in developing a plan for a possible primary and secondary oil recovery scheme. The well confirmed and encountered 12 meters/ 36 feet of net pay in the Blue Sky formation.

We engaged an independent petroleum consulting firm, AJM Petroleum Consultants, to provide us with a Resource Estimation and Economic Evaluation Report on the Harmon Valley farmout property effective December 31, 2006. This report has been issued by AJM Petroleum Consultants on March 30, 2007 and our management will be using this report to help us develop a plan for future exploration program on this property.

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

The Agreement enables our company to acquire from Dual Exploration Inc. a 37.5% working interest in the three sections comprising the farmout lands upon paying 75% of the total costs of drilling, completing/equipping or abandoning one test well to be drilled from a specific surface location to contract depth in a specific bottomhole location. Drilling of the first test well was to commence on or before August 31, 2006 subject to surface access, rig availability and regulatory approvals and we are obligated to pay all anticipated drilling costs within thirty days prior to spudding the test well. We made a loan in the amount of $471,102 to Source Projects Inc. on August 22, 2006 so it may pay the authorization for expenditure for the drilling costs of the first test well.

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

On September 29, 2006, we received notice of the commencement of drilling operations on the Woking, Alberta property from Dual Exploration Inc., our joint venture partner and operator. We paid $1,882,272 to Dual Explorations Inc. pursuant to the farmout agreement relating to Woking Area in Alberta, Canada, which represents 75% of the costs for drilling of a test well on the property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. Because we have paid the 75% of the costs of drilling, completing and equipping of this exploration well, we have earned our 37.5% working interest in the three sections comprising the farmout lands under this farmout agreement. As the owner of a 37.5% working interest in the farmout lands, we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs associated with the farmout lands covered by this farmout agreement.

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

Our searches with Saskatchewan Oil and Gas in July 2006 showed that 7 out of the 11 exploration permits covering the farmout lands in this agreement had expired and no lease selection were made for the areas covered by those permits. Further, additional 2 out of the 11 exploration permits were up for their final annual renewal on August 19, 2006 and the final 2 out the 11 exploration permits was up for their final annual renewal on October 24, 2006. We have not found out whether Western Petrochemical Corp. has taken the necessary steps to renew the 4 exploration permits within the prescribed deadlines.

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

In addition to the three farmout agreements mentioned above, on September 26, 2006, we signed a Letter of Intent to acquire one half of the interest owned by Kodiak Energy Inc., which is an interest in a farmin agreement to earn up to a 56.25% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie region of Northwest Territories, Canada. We paid $220,750 to Kodiak Energy Inc. pursuant to this Letter of Intent. Under this Letter of Intent, we could earn an undivided 5.25% of the EL413 working interest by funding 55% of the seismic costs and earn 15% of the test blocks by funding 35% of the drilling costs. However, because the obligations under this Letter of Intent exceeded the financial resources available to our company as at December 2006, our management had decided to not to pursue our interest under this Letter of Intent.

The Oil Sands Industry

According to the National Energy Board of Canada (the “NEB”) oil sands contain sand, clay, water and bitumen, a heavy, tar like, viscous form of crude oil, with a density of approximately 8 degrees to 14 degrees API. Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below. As stated in a paper prepared by the Petroleum Communication Foundation (the “PCF”), recovery of oil sands from formations above 75 meters (250 feet) is by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage (“SAGD”) are used. Development in the oil sands industry in Canada to date has been focused primarily in Alberta.

The Alberta Energy Utilities Board (the “AEUB”) estimates there are 1.6 trillion barrels of bitumen resource in place in Alberta of which 315 billion barrels are thought to be recoverable. The NEB has stated that initial established reserves (some 178 billion barrels) are considered sufficient to meet 250 years of Canadian crude oil demand at current rates. According to the 2006 Canadian Energy Survey prepared by PricewaterhouseCoopers (“PWC”) there are three main deposits of oil sands in Alberta: Athabasca, which represents approximately 80 percent, Cold Lake which represents approximately 12 percent and Peace River which represents approximately 8 percent. The AEUB has estimated that together, they occupy an area of about 140,000 square kilometers (54,000 square miles).

North America's energy needs are increasingly being met by bitumen produced from mining and in-situ operations in Alberta's oil sands. According to the Canadian Association of Petroleum Producers in 2005, Canada's crude oil and equivalent production totaled about 2.5 million barrels/day; more than two-thirds of this, 1.7 million barrels/day, came from Alberta, which included about one million barrels/day from the oil sands. In their survey PWC stated production from the oil sands is expected to more than double by 2010 and, by 2015, to increase to 3.0 million barrels/day. Total crude oil production is estimated to grow to 4.6 million barrels/day in 2015 and then to 4.9 million barrels/day by 2020. According to the Province of Saskatchewan, Saskatchewan is Canada's second largest oil producer (after Alberta) and produces about 17% of Canada's total oil production.

Exploration for commercially viable oil sands deposits has traditionally focused on Alberta, resulting in the establishment of mining and in-situ projects in the Athabasca oil sands region and in-situ projects in Cold Lake and Peace River deposits. Production from the world's first commercial oil sands mine came on stream in 1967. The second mining operation came on stream in 1973; commercial in-situ projects also began contributing production from deeper oil sands deposits in the 1970s. As stated by PWC in their survey at the beginning of 2006, there were three mining projects and 12 in-situ projects operating in the oil sands in Alberta and more than 60 projects in various stages of planning. The lead time for production from an oil sands project is generally a minimum of seven to ten years from initial exploration.

COMPETITION

We are an exploration-stage company engaged in the business of oil and gas exploration. We compete with other exploration-stage companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas resource exploration companies. The presence of competing junior oil and gas exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

We also compete for oil and gas properties of merit with other exploration-stage companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional oil and gas properties.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

COMPLIANCE WITH GOVERNMENT REGULATION

Our business is subject to various federal, provincial and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. In Saskatchewan, the legislated mandate for the responsible development of the province's oil and gas resources is set out in the The Department of Energy and Mines Act that provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Conservation Act allows the orderly exploration for, and development of, oil and gas in the province and optimizes recovery of these resources. The exploration of oil shales, which includes oil sands, is regulated under The Oil Shale Regulations, 1964, as amended from time to time, made under The Mineral Resources Act, 1959. These regulations apply to oil shale rights that are the property of the Province and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan has undertaken a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations. This update is intended to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province.

In Alberta, oil sands activities are legislated under the Mines & Minerals Act which governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rental and royalties. The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the AEUB for the development of oil sands resources and related facilities in Alberta. The Acts are supported by the following regulations: Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation, 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, Mines and Minerals Administration Regulation.

Regardless of provincial jurisdiction, we are required to comply with the environmental guidelines and regulations established at the federal, provincial and local levels for our field activities and access requirements on our permit lands and leases. Any development activities, when determined, will require, but not be limited to, detailed and comprehensive environmental impact assessments studies and approvals of federal, provincial and local regulators. Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.

RESEARCH AND DEVELOPMENT

To date, execution of our business plan has largely focused on exploration of oilsands on those properties subject to our farmout agreements. We currently do not have any plan for research and development.

INTELLECTUAL PROPERTY

We do not have any intellectual property rights.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $2,030,520 for the year ended December 31, 2006, and cumulative losses of $2,168,601 to December 31, 2006. Our net cash used in operations for the year ended December 31, 2006 was $2,440,582 As of December 31, 2006 we had working capital of $1,046,295 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will meet our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to December 31, 2006, we have incurred aggregate losses of approximately $2,168,601. Our loss from operations for the year ended December 31, 2006 was $2,030,520. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 4,500,000,000 shares of common stock with a par value of $0.0001 and 5,000,000 shares of preferred stock with a par value of $0.0001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

We now maintain an executive office at Suite 620, 304 - 8th Avenue, S.W., Calgary, Alberta, T2P 1C1. We believe these spaces are adequate for our current needs and that suitable space will be available to accommodate our future needs. We also own 3 working interests in properties subject to our farmout agreements in Alberta and Saskatchewan. For details on these properties, please see the section entitled “Description of Our Business” above.

ITEM 3.           LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are currently trading on the OTC Bulletin Board under the symbol SOPO. Our common shares commenced trading on the OTC Bulletin Board on July 25, 2005 under the symbol RSKY. On February 17, 2006, we effected a thirty (30) for one (1) forward stock split resulting in a new symbol, RSKI. On April 17, 2006, we effected a one and one-half (1.5) for one (1) forward stock split resulting in a new symbol, RDSK. On May 24, 2006, we changed our name to Source Petroleum Inc. resulting in our current trading symbol, SOPO. All references to trading prices have been adjusted to give retroactive effect to the stock split. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2006	$2.05	$1.62
September 30, 2006	$2.50	$1.65
December 31, 2006	$2.19	$1.17

The high and the low bid prices for our common shares for each quarter prior to the periods set forth above are not available from the OTCBB. In order for the OTCBB to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTCBB to May 31, 2006, there was only one or two market makers for our common stock. As such, the OTCBB has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of April 12, 2007, there were 62 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

On January 17, 2007, we granted stock options to one consultant and two directors and officers of our company to purchase an aggregate of 2,000,000 shares of our common stock, 500,000 of which at an exercise price of $1.30 per share and 1,500,000 of which at an exercise price of $1.00 per share. The stock options are exercisable until January 17, 2012. These stock options were issued pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended.

On September 6, 2006, we issued 32,000,000 shares of our common stock to the shareholders of Source Projects Inc. in exchange for all of the issued and outstanding common shares of Source Projects Inc. The 32,000,000 shares of our common stock issued to the former shareholders of Source Projects Inc. were issued pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. None of the former shareholders of Source Projects Inc. were U.S. person or were acquiring the securities for the account or benefit of any U.S. person. The share certificates issued by our company to the former shareholders of Source Projects Inc. contain a legend stating that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration

On July 5, 2006, we closed a private placement consisting of 4,003,327 units of our securities at a price of US$1.50 per unit for gross proceeds of $6,004,991. Each unit of the securities consists of one common share in the capital of our company and one common share purchase warrant, with one of such warrants entitling the holder thereof to purchase one share of our common stock at a price of USD$2.25 per share. All of the warrants will be exercisable before July 5, 2008. We issued the securities to eighteen (18) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two (2) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act).

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

Equity Compensation Plan Information

As at December 31, 2006, we had not adopted an Equity Compensation Plan and no securities were authorized for issuance under any Equity Compensation Plans as at December 31, 2006.

We also did not repurchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2006.

ITEM 6.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2007, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Overview

We have no revenues, have experienced losses since inception, have only begun our oil and gas exploration operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

Plan of Operations

We, including all of our subsidiaries, are in the exploration stage and do not currently have any income from operating activities. We expect to use a majority of our existing working capital on exploration activities to be conducted by our subsidiary, 1245147 Alberta Ltd., which have cash requirements for the next twelve months as described below. These cash requirements will likely be met by loans or capital contributions from our company. We intend to raise additional capital through the issuance of equity and or debt to finance operations of its subsidiaries, however, no assurance can be given that we will be successful in its exploration activities, in raising additional capital or obtaining other funding necessary to meet the cash requirements of our company and our subsidiary.

For the next twelve months, we intend to continue our exploration activities pursuant to the 3 farmout agreements. We made a loan in the amount of $471,102 to Source Projects Inc. on August 22, 2006 for the drilling costs of the first test well in the Woking Area, Alberta pursuant to the farmout agreement between Dual Exploration Inc. and our subsidiary, 1245147 Alberta Ltd. Subsequently, we made further payments of $1,411,169 to Dual Exploration Inc. to pay for 75% of the cost of drilling of the first test well on the farmout property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. We have also been advised that production tie in for the gas discovery at Woking, Alberta farmout property is nearly complete. Because we have paid the 75% of the costs of drilling, completing and equipping of this exploration well, we have earned our 37.5% working interest in the three sections comprising the farmout lands under this farmout agreement. As the owner of a 37.5% working interest in the farmout lands, we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs associated with the farmout lands covered by this farmout agreement.

The operator and joint venture partner for the Harmon Valley farmout agreement has also begun working on drilling the first test well in the Harmon Valley Area as provided under the farmout agreement. We have paid 100% of the costs for drilling of the first horizontal well in the amount of $900,000 in October of 2006. On March 28, 2007, we were notified by the operator and joint venture partner, that the first well of a multi-well program at Harmon Valley, in the Peace River Oil Sands district, HZ Peace River 1-29-83-19 W5M, was successfully drilled to appraise the reservoir characteristic and to delineate the reservoir. This first well of the proposed program, HZ Peace River 1-29-83-19 W5M, targeted the Bluesky - Gething formation. The Core information and a horizontal leg will assist in developing a plan for a possible primary and secondary oil recovery scheme. The well confirmed and encountered 12 meters/ 36 feet of net pay in the Blue Sky formation.

Based on the data to be received from the first test well, we will continue to examine the overall prospects for the properties subject to our farmout agreements, including evaluating future drilling programs, investigating commercial potential of the resource identified to date, the acquisition of additional exploration lands and conversion of its existing oil shale exploration permits to development leases, if appropriate.

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

On December 30, 2006, we entered into a binding Letter of Intent with Fuel-x International, Inc. It was contemplated under this Letter of Intent that we will acquire all of the issued and outstanding shares of Fuel-x International Inc. through an amalgamation, merger, consolidation, share exchange, take over bid, plan of arrangement or other transaction arrangement. On January 18, 2007, pursuant this binding Letter of Intent, we executed an Arrangement Agreement with Fuel-x International, Inc. whereby we agreed to file and proceed with a plan of arrangement with Fuel-x International, Inc. Under the plan of arrangement, all of the issued and outstanding common shares of Fuel-x International, Inc. will be converted into shares of our common stock at a pre-determined ratio; certain debentures of Fuel-x International, Inc. will also be converted into shares of our common stock at a pre-determined ratio; and the outstanding balance of Fuel-x International, Inc.’s debt owed to The K2 Principal Fund LP will also be converted into shares of our common stock at a pre-determined ratio. The completion of the plan of arrangement is subject to a number of condition precedents, including, among other things, the requirement to apply for and receive an interim order from a court of competent jurisdiction, the requirement of shareholders’ approval of the plan of arrangement by shareholders of both our company and Fuel-x International, Inc., and the requirement that we change our jurisdiction of incorporation from the State of Nevada to the Province of Alberta. We have filed a registration statement/proxy statement on Form S-4 to solicit proxies for approval of our change of jurisdiction of incorporation from the State of Nevada to the Province of Alberta.

Cash Requirements

We anticipate a cash requirement in the amount of $6 million to $8 million during the next 12 months, mostly for drill commitments, seismic, infrastructure costs and professional fees. Accordingly, we will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration under our farmout agreements and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of properties subject to our farmout agreements following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our farmout agreements and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties subject to our farmout agreements. We have not undertaken any efforts to locate a joint venture partner. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our farmout agreements. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our farmout agreements to the joint venture partner.

RESULTS OF OPERATIONS

We have had no operating revenues since our inception on October 14, 2001 through to the year ended December 31, 2006. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to December 31, 2006, we have raised a total of $8,187,815 from private offerings of our securities.

Results of Operations for the year ended December 31, 2006 and December 31, 2005

Oil and Gas Expenditures

For the year ended December 31, 2006, we incurred $496,556 in oil and gas expenditure, a significant increase from the oil and gas expenditure incurred for the year ended December 31, 2005, which was nil. The significant increase in the oil and gas expenditure in the year ended December 31, 2006 was due to our change of business into an oil and gas exploration company and payments we made to satisfy our obligations under the farmin agreements with Kodiak. The party to the farmin agreement who received these payments are not related parties to our company.

The amount of $220,750 we paid to Kodiak Energy Inc. pursuant to the Letter of Intent dated September 26, 2006 was used to acquire one half of the interest owned by Kodiak Energy Inc., which is an interest in a farmin agreement to earn up to a 56.25% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie region of Northwest Territories, Canada. The $220,750 we paid to Kodiak Energy Inc. went to pay the prior lease costs incurred by Kodiak Energy Inc. in their acquisition of the interest in the farmin agreement. Under this Letter of Intent, we could earn an undivided 5.25% of the EL413 working interest by funding 55% of the seismic costs and earn 15% of the test blocks by funding 35% of the drilling costs. However, because the obligations under this Letter of Intent exceeded the financial resources available to our company as at December 2006, our management had decided to not to pursue our interest under this Letter of Intent. As a result, the amount of $496,556 in oil and gas expenditure, which we will normally capitalize under full cost method, had been expended for the year ended December 31, 2006.

General and Administrative Expenses

Our general and administrative expenses consist primarily of office and miscellaneous expenses and related costs for general and corporate functions, including finders’ fees, consulting and professional services. Our office and miscellaneous expenses for the year ended December 31, 2006 were $33,813 as compared to the year ended December 31, 2005, which were $665. The increase of office and miscellaneous expenses was primarily a result of our change of business into an oil and gas exploration company and moving of our corporate headquarter to Calgary, Alberta. Our finders’ fees, consulting and professional services for the year ended December 31, 2006 were $1,064,775, 160,500 and $218,233 respectively, as compared to the year ended December 31, 2005, which were nil, nil and $36,874 respectively. The increase of finders’ fees, and professional services for the year ended December 31, 2006 was a result of our completion of a private placement financing and our acquisition of Source Projects, Inc. during the year ended December 31, 2006. The finders’ fees were paid to Wolverine International Holdings Ltd., 146977 Ontario Inc. and Premium Capital. None of the persons who received finders’ fees are a U.S. person and none of them are related parties to our company. The consulting fees were paid to the directors and officers of the Company.

Net Loss

Our net loss was $2,030,520 and $87,564 for the year ended December 31, 2006 and 2005 respectively. The primary reason for the increase in net loss is due to our change of business into an oil and gas exploration company and an increase in our oil and gas exploration expenditures.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and our acquiring additional oil and gas properties. There are, however, no assurances we will be able to generate funds required for these transaction. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2006, we had cash on hand of $180,577 and working capital of $1,046,295. Cash used in operating activities was $2,440,582 for the year ended December 31, 2006 largely due to our professional fees incurred, name change, stock split and private placements. This compares with cash used in operating activities of $84,271 for the year ended December 31, 2005.

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

Off-Balance Sheet Arrangements

Other than described below, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders:

On December 22, 2006 we entered into a Forbearance Agreement among our company, K2 Principal Fund L.P. and Fuel-x International Inc. We signed a letter of intent with Fuel-x International Inc. on November 17, 2006 to potentially acquire the business of Fuel-x International. One of the condition precedents in the letter of intent was satisfactory negotiation with K2 Principal Fund L.P. because Fuel-x International Inc. is indebted to K2 Principal Fund L.P. in the amount of $9,300,000. The Forbearance Agreement signed among our company, K2 Principal Fund L.P. and Fuel-x International Inc. was the result of such negotiation.

Pursuant to the Forbearance Agreement, K2 Principal Fund L.P. would forbear Fuel-x International Inc.’s obligations under the Credit Facility Agreement entered into on January 31, 2006 and subsequently amended on August 10, 2006 and October 19, 2006, upon completion of the followings:

- a cash payment of Cdn $2,500,000 from our company to K2 Principal Fund L.P., which we have made upon execution of the Forbearance Agreement;

- a cash payment of Cdn $3,500,000 to K2 Principal Fund L.P. upon completion of a plan of arrangement or other business combination between our company and Fuel-x International Inc.;

- conversion of the remaining principal and accrued interest due on the credit facility into common shares in the capital stock of our company or of the company resulting from the plan of arrangement between our company and Fuel-x International Inc.;

- upon completion of the plan of arrangement or other business combination between our company and Fuel-x International Inc., we will convert K2 Principal Fund L.P.’s 3,720,000 warrants of Fuel-x International Inc. for 1,660,714 warrants of the resulting company; and

- upon completion of the plan of arrangement or other business combination between our company and Fuel-x International Inc., we will further issue 2,000,000 warrants of the resulting company to K2 Principal Fund L.P. to purchase a common share of the resulting company at US $1.80 for a period 24 months.

We have paid to K2 Principal Fund L.P. the first Cdn$2,500,000 as provided under the Forbearance Agreement. The Forbearance Agreement further provides that if the plan of arrangement between our company with Fuel-x International, Inc. is not completed by March 31, 2007, Fuel-x International, Inc. is required to make a further payment of $500,000 to continue to the forbearance period. Because the plan of arrangement between our company and Fuel-x International, Inc. has not been completed as at the date of this annual report, Fuel-x International, Inc. is currently in default of the Forbearance Agreement and has received a notice to cure its default from K2 Principal Fund L.P.

Furthermore, May 31, 2007, the Forbearance Agreement provides that if the plan of arrangement between our company with Fuel-x International Inc. is not completed by May 31, 2007 the Forbearance Agreement will be terminated. The payment by our company to K2 Principal Fund L.P. of the Cdn $2,500,000 under the Forbearance Agreement is treated as a loan to Fuel-x International Inc. by our company.

Critical Accounting Policies and Estimates

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

Mineral Properties/ Petroleum & natural gas properties

We utilize the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2006, we have no properties with proven reserves. When the we obtain proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of our mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of December 31, 2006, none of our unproved mineral, oil and gas properties were considered impaired.

Our other significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report on Form 10-KSB.

ITEM 7.           FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2006 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheet as at December 31, 2006;

3.	Consolidated Statements of Operations for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from inception October14, 2001 to December 31, 2006;

4.	Consolidated Statements of Stockholders’ Equity for the period from inception October14, 2001 to December 31, 2006;

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and for the cumulative period from inception October14, 2001 to December 31, 2006; and

6.	Notes to Consolidated Financial Statements.

PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS 601 UNION STREET, SUITE 2300 SEATTLE, WASHINGTON 98101	Tel 206.382.7777 • Fax 206.382.7700 http://www.pscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Source Petroleum, Inc.
Calgary, AB
CANADA

We have audited the accompanying consolidated balance sheet of Source Petroleum, Inc. ("the Company") (formerly Red Sky Resources, Inc.) (an exploration stage enterprise) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from October 14, 2001 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Petroleum, Inc. (formerly Red Sky Enterprises, Inc.) (an exploration stage enterprise) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from October 14, 2001 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue since inception and requires additional funds to maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

April 15, 2007
Seattle, Washington

SOURCE PETROLEUM INC.
(formerly Red Sky Resources, Inc.)
(An exploration stage enterprise)
Consolidated Balance Sheet
(Expressed in U.S. Dollars)
December 31, 2006

December 31,2006
ASSETS

Current assets
Cash and cash equivalents	$180,577
Prepaid expenses	1,225,981

Total current assets	1,406,558

Loan receivable (Note 3)	3,679,219

Mineral properties (Note 4)	-

Petroleum & natural gas properties (Note 5)	45,752,276

Total assets	$50,838,052

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$360,262

Total current liabilities	360,262

STOCKHOLDERS’ EQUITY

Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding

Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 70,845,827
issued and outstanding (Note 7)	7,084

Additional paid-in capital	52,639,307

Deficit accumulated during the exploration stage	(2,168,601)

Total stockholders’ equity	50,477,790

Total liabilities and stockholders’ equity	$50,838,052

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE PETROLEUM INC.
(formerly Red Sky Resources, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative
	October 14,
	2001
	(inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2006	2005
Revenue
Interest Income	$7,359	$7,359	$-

General and administrative expenses
Bank charges	$1,254	$322	$266
Consulting fees	164,568	160,500	-
Exchange gain/loss	(1,077)	(1,077)	605
Finder fees	1,064,775	1,064,775	-
Management fees	16,050	-	-
Marketing and investor relation	51,076	51,076	-
Mineral property expenditures	52,225	-	42,038
Office and miscellaneous	39,123	33,812	665
Oil and Gas Expenditures	496,556	496,556	-
Professional fees	268,216	218,233	36,874
Transfer agent and filing fees	13,318	3,806	7,116
Travel & promotion	9,876	9,876	-
	2,175,960	2,037,879	87,565
Net loss	$(2,168,601)	$(2,030,520)	$(87,565)

Basic and diluted loss per share
Net loss per share		$(0.02)	$(0.00)

Weighted average number of Common shares
outstanding		91,841,355	65,895,000

The accompanying notes are an integral part of these consolidated financial statements.

SOURCEPETROLEUM INC.
(formerly Red Sky Resources, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity
For the period from inception (October 14, 2001) to December 31, 2006 (Expressed in U.S. Dollars)

							Deficit
							accumulated	Total
					Additional		during	stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002
per share in October 2001	-	-	67,500,000	$6,750	$(6,600)		$-	$150

Net loss for the period	-	-	-	-	-		(542)	(542)
Balance, December 31,
2001	-	-	67,500,000	6,750	(6,600)		(542)	(392)

Stocks issued at $0.003 per
share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475

Net loss for the period	-	-	-	-	-		(9,283)	(9,283)

Balance, December 31,
2002	-	-	76,342,500	7,634	21,991		(9,825)	19,800

Net loss for the period	-	-	-	-	-		(24,450)	(24,450)
Balance, December 31,
2003	-	-	76,342,500	7,634	21,991		(34,275)	(4,650)

Stocks issued at $0.0044 per
share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000

Net loss for the period	-	-	-	-	-		(16,241)	(16,241)
Balance, December 31,
2004	-	-	98,842,500	9,884	119,741		(50,516)	79,109

Net loss for the period	-	-	-	-	-		(87,565)	(87,565)
Balance, December 31,
2005	-	-	98,842,500	9,884	119,741		(138,081)	(8,456)

Stocks issued at $0.03 per
share in March 2006	-	-	1,500,000	150	49,850		-	50,000
"Units" issued in May 2006
Stocks issued at
$1.00 per share	-	-	2,000,000	200	622,512		-	622,712

Value of warrants
issued with stock
units ($1.25 per
share)					709,429			709,429

Value of warrant
issued with stock
units ($1.50 per
share)					667,860			667,860

Share subscriptions received						5,554,890		5,554,890
Stock issued under
subscriptions	-	-	3,703,327	370	3,338,128	(3,338,498)	-	-
"Units" issued in July 2006
Stocks issued at
$1.50 per share			300,000	30	270,416	(270,446)		-

Values of warrants
issued with stock
units ($2.25 per
share)					2,396,046	(1,945,946)		450,100
Value of warrants issued as
finders’ fee ($1.50 per
share)					461,775			461,775
Stocks issued at $1.375 per
share in September 2006			32,000,000	3,200	43,996,800			44,000,000

Shares cancelled			(67,500,000)	(6,750)	6,750			-

Net loss for the period	-	-	-	-	-		(2,030,520)	(2,030,520)
Balance, December 31, 2006			70,845,827	$7,084	$52,639,307	$-	$(2,168,601)	$50,477,790

The accompanying notes are an integral part of these consolidated financial statement

SOURCE PETROLEUM INC.
(formerly Red Sky Resources, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative
	October 14, 2001
	(inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2006	2005

Cash flows used in operating activities
Net loss for the period	$(2,168,601)	$(2,030,520)	$(87,565)
Adjustment to reconcile net loss to net cash used
in operating activities:	-
Warrants issued as finder fee	461,775	461,775
Changes in non-cash working capital items:
Prepaid expenses	(1,225,981)	(1,225,981)

Accounts payable and accrued expenses	360,263	354,144	3,294
	-
Net cash used in operating activities	(2,572,544)	(2,440,582)	(84,271)

Cash flows from financing activities
Proceeds from issuance of common stock and
warrants	8,184,616	8,054,991
Due to a related party	-	(2,500)	2,500

Net cash provided by financing activities	8,184,616	8,052,491	2,500

Cash flows from investing activities
Loan receivable	(3,679,219)	(3,679,219)	-

Petroleum & natural gas properties	(1,752,276)	(1,752,276)	-
	-
Net cash from investing activities	(5,431,495)	(5,431,495)	-

Increase (decrease) in cash and cash equivalents	180,577	180,415	(81,771)

Cash and cash equivalents, beginning of year	-	162	81,934
	-

Cash and cash equivalents, end of year	$180,577	$180,577	$162

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

Non Cash related activities supplemental schedule:

On September 6, 2006, the Company issued 32,000,000 shares of our common stock to the shareholders of Source Projects Inc. in exchange for all of the issued and outstanding common shares of Source Projects Inc. The transaction was valued at $43,996,800 and was capitalized as petroleum and natural gas properties in these financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Source Petroleum, Inc. (an exploration stage enterprise)
Notes to Consolidated Financial Statements

1.	Basis of Presentation

	a)	Organization

Source Petroleum, Inc. (the “Company”) was formed as Red Sky Resources, Inc. on December 20, 2004 upon the merger (the “Merger”) of Pacific Petroleum Inc., a Delaware corporation (“Pacific Petroleum”) with its wholly owned subsidiary, Red Sky Resources Inc., a Nevada corporation (“Red Sky Nevada”). Pacific Petroleum was incorporated under the laws of the State of Delaware on October 14, 2001. Red Sky Nevada was incorporated under the laws of the State of Nevada on November 23, 2004. At the time of the Merger, Pacific Petroleum owned all of the issued and outstanding shares of Red Sky Nevada. Each share of Pacific Petroleum common stock issued and outstanding immediately prior to the Merger was converted into one share of common stock of Red Sky Nevada. The surviving legal entity is Red Sky Nevada while the financial statements are the continuation of Pacific Petroleum. On May 25, 2006, the Company changed its name to Source Petroleum, Inc.

The Company is in the business of exploring mineral and oil and gas properties. The Company has not yet determined whether its properties contain mineral or petroleum resources that may be economically recoverable. The Company therefore is considered to be an exploration stage company.

The recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, and the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

On April 25, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1245147 Alberta Ltd., an Alberta corporation engaged in the oil and gas exploration business that was wholly-owned by Source Projects, Inc. The Company purchased all of the issued shares of Source Projects, Inc. by way of a share exchange in September 2006 to further its mineral properties exploration on December 8, 2006. Source Projects, Inc. was dissolved and the Company became the sole shareholder of 1245147 Alberta Ltd.

	b)	Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty. The consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. The Company’s ability to continue as a going concern is also subject to its ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities. The Company is currently pursuing financing opportunities through private investment offering of its securities.

2.	Significant Accounting Policies

	a)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1245147 Alberta Ltd. All significant inter-company balances and transactions have been eliminated.

	b)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2006, cash and cash equivalents consist of cash only.

	c)	Accounting Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

	d)	Mineral Properties/ Petroleum & natural gas properties

The Company utilizes the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2006, the Company has no properties with proven reserves. When the Company obtains proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of the Company’s mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of December 31, 2006, none of the Company’s unproved mineral, oil and gas properties were considered impaired.

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

The Company’s financial instruments consist of cash and cash equivalents, loan receivable, and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

h)        Contingencies

The Company is subject to legal claims and disputes in the ordinary course of its exploration activities. The Company estimates that any financial impact from legal claims and disputes will not be material to the consolidated financial statements.

i)        Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. The Company had no other comprehensive income for the periods presented.

j)        Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the periods. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share since the warrants outstanding are all anti dilutive for the periods presented because the Company had a net loss.

On February 3, 2006, the Board approved a forward stock split on a 30 new for 1 old basis. On April 15, 2006, the Board approved another forward stock split on a 1.5 new for 1 old basis. All per share date in these consolidated financial statements is presented on a post split basis.

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

Since the Company did not issue stock options to employees during the years ended December 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

3.	Loan Receivable

The Company loaned total of $4,000,000 CAD ($3,679,219 US at December 31, 2006) to a third party pursuant to a letter of intent to acquire all of the issued and outstanding shares of that company. The loan is secured by all of the assets of the borrower company and is due in full May 31, 2007.

4.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the exploration costs were expensed during the periods. The mineral claims are renewable on the first day of every September conditional on paying the annual filing fee of $2,500 to the State of Alaska by November 30, 2006 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures. We have not measured the good standing of our mineral claims in Alaska.

5.	Petroleum & natural gas properties

Harmony Valley Property The farmout agreement relating to the Harmony Valley property was entered into between Dual Exploration Inc. as the farmor and 1245147 Alberta Ltd. as the farmee on July 4, 2006. The Company acquired the then corporate parent of 1245147 Alberta Ltd., Source Projects Inc., by issuing 32,000,000 shares of common stock to the former shareholders of Source Projects Inc. The transaction was valued at $44,000,000 of which $43,000,000 was allocated to the Harmony Valley property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On October 31, 2006, Dual Exploration Inc., as the operator, submitted an application for a primary recovery scheme within sections 15, 16, 17, 20, 21, and 29 of 83-19W5M on the Harmon Valley property. Pursuant to the farmout agreement, the Company prepaid 100% of the costs for drilling of the first horizontal well in the amount of US$900,000 in October of 2006.

Woking Property The farmout agreement relating to the Woking property was entered into between Dual Exploration Inc. as the farmor and 1245147 Alberta Ltd. as the farmee on July 4, 2006. The Company acquired the then corporate parent of 1245147 Alberta Ltd., Source Projects Inc., by issuing 32,000,000 shares of common stock to the former shareholders of Source Projects Inc. The transaction was valued at $44,000,000 of which $1,000,000 was allocated to the Woking property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On September 29, 2006, the Company received notice of the commencement of drilling operations on the Woking, Alberta property from Dual Exploration Inc., the Company's joint venture partner and operator. The Company prepaid $1,882,272 to Dual Explorations Inc. pursuant to the farmout agreement relating to Woking Area in Alberta, Canada, which represents 75% of the costs for drilling of a test well on the property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. Because the Company has paid the 75% of the costs of drilling, completing and equipping of this exploration well, the Company has earned a 37.5% working interest in the three sections comprising the farmout lands under this farmout agreement. As the owner of a 37.5% working interest in the farmout lands, the Company will be required to pay its proportionate share of all land, title, lease bonuses and drilling costs associated with the farmout lands covered by this farmout agreement.

The exploration activities on these farmout lands are in very early stages and there can be no assurance that the Company will be able to successfully locate commercially viable resources or reserves or any at all

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

		Drilling	Geological
	Property	and	and
	acquisition	gathering	geophysical	Total
Harmon Valley
Inception through Oct 14,
2001	$-	$-	$-	$-
Year ended December 31,
2006	43,000,000	34,042	-	43,034,042

Total	$43,000,000	$34,042	$-	$43,034,042
Woking properties
Inception through Oct 14,
2001	-	-	-	-
Year ended December 31,
2006	1,000,000	1,716,479	1,755	2,718,234

Total	$1,000,000	$1,716,479	$1,755	$2,718,234

Total Oil and Gas Properties	$44,000,000	$1,750,521	$1,755	$45,752,276

As of December 31, 2006, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred

6.	Related Party Transactions

During the year ended December 31, 2006, the Company paid consulting fees in the amount of $70,000 to an officer and director.

7.	Common Stock

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

On September 6, 2006 the Company completed the acquisition of all the issued and outstanding common stock of Source Projects Inc. In exchange for all of the issued and outstanding shares of Source Projects Inc., the Company issued to the shareholders of Source Projects Inc. an aggregate of 32,000,000 shares of common stock.

On September 6, 2006, 67,500,000 shares of common stock were returned to the Company for cancellation.

Warrants outstanding and exercisable as of December 31, 2006:

Date Granted	Date Expired	Excise Price	No.
5/11/2006	5/11/2008	$1.25	2,000,000
5/11/2006	5/11/2008	1.50	2,000,000
7/5/2006	7/5/2008	2.25	4,003,327
7/5/2006	7/5/2008	1.50	395,330

8.	Income Tax

As at December 31, 2006, the Company has estimated tax losses carry forward for tax purposes of approximately $3,706,000 which begin to expire in 2021 and will be fully expired by 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements relaxed to the tax loss carry forwards on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

	2006	2005
Income tax rate	34%	34%
Deferred tax asset (resulting from tax loss carry
forwards)	$(1,260,000)	$(46,920)

Valuation allowance	1,260,000	46,920

	$-	$-

The change in the valuation allowance for 2005 and 2006 is an increase of $1,213,080. The change in the valuation allowance for 2004 and 2005 was an increase of $29,920.

10.	Subsequent Events

On January 17, 2007, the Company adopted a Stock Base Compensation Plan. The Company granted stock options to one consultant and two directors and officers of the company to purchase an aggregate of 2,000,000 shares of the common stock, 500,000 of which at an exercise price of $1.30 per share and 1,500,000 of which at an exercise price of $1.00 per share. The stock options are exercisable until January 17, 2012. These stock options were issued pursuant to exemptions from registration as set out under Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. 5,000,000 shares were reserved under the Plan.

On January 18, 2007, the Company executed an Arrangement Agreement with Fuel-X International, Inc. (“Fuel-X”) where all of the issued and outstanding common shares of Fuel-X will be converted into the Company’s common stock at a pre-determined ratio; certain debentures of Fuel-X will also be converted into the Company’s common stock at a pre-determined ratio; and the outstanding balance of Fuel-X’s debt to a third party will also be converted into the Company’s common stock. The completion of this Agreement is subject to a number of conditions; including the requirement to apply for and receive an interim order from a course of competent jurisdiction, the requirement of shareholders’ approval of the Agreement by both companies and the requirement that the Company redomicile from the state of Nevada to the Province of Alberta.

On March 19, 2007 the Company loaned an additional $600,000 to Fuel-X International Inc.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged Peterson Sullivan PLLC, CPAs, of Seattle, Washington, as our principal independent auditors effective January 16, 2006. Our former principal independent auditors were Moore Stephens Ellis Foster Ltd, Chartered Accountants, who were subsequently acquired by Ernst & Young LLP, Chartered Accountants. Concurrent with the appointment of Peterson Sullivan, Ernst & Young have resigned as our principal independent auditors effective January 16, 2006. The decision to change principal independent auditors has been approved by our board of directors.

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

ITEM 8A.         CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Hussein Charanek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.         OTHER INFORMATION

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as a Director and Officer Since
Hussein Charanek	38	Director, President, Chief Executive Officer and Chief Financial Officer	September 6, 2006
Scott Rodgers	35	Director, Secretary	September 6, 2006

Hussein Charanek:

Mr. Hussein Charanek is a corporate consultant with over 12 years of experience in the capital markets both in Canada and internationally. Mr. Charanek was the co-founder and president of Maxen Energy, now Pan Orient Energy, where he was instrumental in helping to raise in excess of $12 million for the company and conducting a reverse merger with a Toronto Venture Exchange listed company. Mr. Charanek has also raised an initial $23 million dollars for Qeva Energy Group, an international oil and gas company focused in the North Sea, preparing to list on a Canadian public market as well as being a key participant of the creation of Fuel-x International Inc., a private international oil and gas company. In the past year he has also assisted Fuel-x in raising in excess of $50 million dollars CAD privately. Previously Mr. Charanek was Vice President and Co-founder of Tri-Verse Capital Corporation a private investment holdings company.

Scott Rogers:

Mr. Scott Rogers is the President & CEO of Propel Energy Corp., a private E & P Company holding its core assets within the Western Canadian Sedimentary Basin. Comprised of key industry partnerships combined with over 120,000 net acres of exploration and development land. More than 14 years experience in finance and oil and gas, primarily in corporate planning, negotiating, and developing land and exploration strategies. Previous experience consisted of financing start up resource companies through the capital markets, developing market strategies, and helping companies build their core assets through the implementation of proper capitalization.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors have performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

LEGAL PROCEEDINGS

We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

(a) any director or officer of our company;

(b) any proposed director of officer of our company;

(c) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(d) any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Our directors are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

To the best of our knowledge, other than listed in the table below, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Hussein Charanek	1(1)	1	Nil
Scott Rogers	1(1)	1	Nil
Tarik Elsaghir	2(2)	1	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

(2) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial State of Beneficial Ownership and a late Form 4 - Statement of Changes in Beneficial Ownership.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended December 31, 2006, 2005 and 2004, are set out in the following summary compensation tables:

Fiscal year ended December 31, 2006

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Hussein Charanek Director, President, Chief Executive Officer and Chief Financial Officer	2006	$32,000	$10,000	$Nil	$Nil	$Nil	$Nil	$Nil	$42,000
Scott Rodgers Director, Secretary	2006	$16,000	$5,000	$Nil	$Nil	$Nil	$Nil	$NIl	$21,000
D.Barry Lee Former CEO, President, CFO and Director	2006	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

We have entered into an employment agreement with our President, Chief Executive Officer and Chief Financial Officer, Hussein Charanek. The agreement is of an indeterminate duration. Mr. Charanek may receive bonuses at the discretion of the Board of Directors. For details of our employment agreement with Mr. Charanek, please refer to our current report on Form 8-K filed on December 13, 2006.

We have not entered into a written employment agreement with our director and corporate secretary, Scott Rogers. We have reached a verbal understanding that Mr. Rogers will provide us with his services at the rate of $4,000 per months for an indeterminate period. He also received a bonus of $5,000 for agreeing to join our company as our director and corporate secretary.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or officers, except that stock options may be granted at the discretion of our board of directors in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by the officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

December 31, 2005 and 2004

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
D.Barry Lee Former CEO, President, CFO and Director	2005 2004	Nil $16,050	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2006, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Director Compensation

Our directors may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, our directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.

We reimburse our directors for expenses incurred in connection with attending board meetings, but did not pay directors’ fees or other cash compensation for services rendered as a director in the periods ended December 31, 2006, 2005 and 2004. No compensation of any kind has been paid, or is payable, to any of our executive officers in the periods ended December 31, 2006, 2005 and 2004.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of April 12, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of our shares of common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after April 12, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Hussein Charanek Director, President, CEO and CFO Suite 310, 330 – 26th Avenue, S.W. Calgary, Alberta T2S 2T3	10,895,000	15.38%
Scott Rogers Director, President, CEO and CFO Suite 310, 330 – 26th Avenue, S.W. Calgary, Alberta T2S 2T3	350,000	0.49%
Directors and Executive Officers as a Group	11,245,000	15.87%

(1) Based on 70,845,827 shares of common stock issued and outstanding as of April 12, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which our company was or is a party during the past two fiscal years, or in any proposed transaction to which our company proposes to be a party:

1.	any director or officer of our company;

2.	any proposed director of officer of our company;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our company’s common stock; or

4.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Our directors are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

ITEM 13.           EXHIBITS.

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

Exhibit
No.	Description of Exhibit

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

(31)	Section 302 Certification

31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

(32)	Section 906 Certification

32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC, CPA, of Seattle, Washington, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB and quarterly reviews included in our Forms 10-QSB for the fiscal years ended December 31, 2006 and 2005 were $39,800 and $8,599 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil for both years.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, totalled $nil for both years.

Approval of Audit Fees

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that, before Peterson Sullivan PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.	approved by our audit committee; or

2.

entered into pursuant to pre-approval policies and procedures established by our audit committee, provided the policies and procedures are detailed as to the particular service, our audit committee is informed of each service, and such policies and procedures do not include delegation of our audit committee’s responsibilities to management.

Our board of directors, which performs the functions of an audit committee, pre-approves all services provided by our independent auditors. The pre-approval process has been implemented in response to the new rules, and therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Peterson Sullivan PLLC for the fiscal year ended December 31, 2005, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan PLLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE PETROLEUM INC.

By:	/s/ Hussein Charanek
Hussein Charanek
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: April 17, 2007