Form 10QSB
period 2007-03-31
SOURCE PETROLEUM INC.
filed 2007-05-22
CIK 1314363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

SOURCE PETROLEUM INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0443283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 620, 304 - 8thAvenue, S.W., Calgary, Alberta T2P 1C1 Canada
(Address of principal executive offices)

403.444.2893 x 223
(Issuer’s telephone number)

_______________________________________________
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

70,845,827 shares of common stock issued and outstanding as of May 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Source Petroleum Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended March 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SOURCE PETROLEUM INC.
(An exploration stage enterprise)
Unaudited Consolidated Balance Sheet
(Expressed in U.S. Dollars)
March 31, 2007

March 31,2007
ASSETS
Current assets
Cash and cash equivalents	$339,898
Prepaid expenses	122,451
Total current assets	462,349
Loan receivable (Note 3)	4,279,219
Mineral properties (Note 4)	-
Petroleum & natural gas properties (Note 5)	46,995,787

Total assets	$51,737,355
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$578,542
Loan payable	900,000
Total current liabilities	1,478,542

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 70,845,827 issued and
outstanding (Note 7)	7,084
Additional paid-in capital	52,774,931

Deficit accumulated during the exploration stage	(2,523,202)
Total stockholders’ equity	50,258,813
Total liabilities and stockholders’ equity	$51,737,355

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE PETROLEUM INC.
(An exploration stage enterprise)
Unaudited Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative October 14,	Three Month	Three Month
	2001(inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2007	2007	2006
Revenue
Interest Income	$7,359	$-	$-
General and administrative expenses
Bank charges	$1,330	$76	$57
Consulting fees	212,068	47,500	-
Exchange gain/loss	(3,173)	(2,096)	23
Finder fees	1,064,775	-	-
Management fees	16,050	-	-
Marketing and investor relation	83,089	32,013	-
Mineral property expenditures	52,225	-	-
Office and miscellaneous	52,289	13,167	113
Oil and Gas Expenditures	496,556	-	-
Professional fees	378,667	110,451	26,983
Stock-based compensation	135,624	135,624
Transfer agent and filing fees	30,507	17,190	352
Travel & promotion	10,554	676	-
	2,530,561	354,601	27,528
Net loss	$(2,523,202)	$(354,601)	$(27,528)
Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.00)
Weighted average number of Common shares
outstanding		70,845,827	98,992,500

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE PETROLEUM INC.
(An exploration stage enterprise)
Unaudited Consolidated Statements of Stockholders' Equities
(Expressed in U.S. Dollars)

					Additional		Deficit accumulated	Total stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	during exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002 per share in October 2001	-	-	67,500,000	$6,750	$(6,600)		$-	$150

Net loss for the period	-	-	-	-	-		(542)	(542)
Balance, December 31, 2001	-	-	67,500,000	6,750	(6,600)		(542)	(392)

Stocks issued at $0.003 per share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475

Net loss for the period	-	-	-	-	-		(9,283)	(9,283)

Balance, December 31, 2002	-	-	76,342,500	7,634	21,991		(9,825)	19,800

Net loss for the period	-	-	-	-	-		(24,450)	(24,450)
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991		(34,275)	(4,650)

Stocks issued at $0.0044 per share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000

Net loss for the period	-	-	-	-	-		(16,241)	(16,241)
Balance, December 31, 2004	-	-	98,842,500	9,884	119,741		(50,516)	79,109

Net loss for the period	-	-	-	-	-		(87,565)	(87,565)

Balance, December 31, 2005	-	-	98,842,500	9,884	119,741		(138,081)	(8,456)

Stocks issued at $0.03 per share in March 2006	-	-	1,500,000	150	49,850		-	50,000
"Units" issued in May 2006
Stocks issued at $1.00 per share	-	-	2,000,000	200	622,512		-	622,712
Value of warrants issued with stock
units ($1.25 per share)					709,429			709,429
Value of warrant issued with stock units
($1.50 per share)					667,860			667,860
Share subscriptions received						5,554,890		5,554,890
Stock issued under subscriptions	-	-	3,703,327	370	3,338,128	(3,338,498)	-	-
"Units" issued in July 2006
Stocks issued at $1.50 per share			300,000	30	270,416	(270,446)		-
Values of warrants issued with stock
units ($2.25 per share)					2,396,046	(1,945,946)		450,100
Value of warrants issued as finders’ fee ($1.50 per
share)					461,775			461,775
Stocks issued at $1.375 per share in September 2006			32,000,000	3,200	43,996,800			44,000,000
Shares cancelled			(67,500,000)	(6,750)	6,750			-
Net loss for the period	-	-	-	-	-		(2,030,520)	(2,030,520)
Balance, December 31, 2006			70,845,827	$7,084	$52,639,307	$-	$(2,168,601)	$50,477,790
Stock options issued, January 2007					135,624			135,624
Net loss for the period	-	-	-	-	-		(354,601)	(354,601)
Balance, March 31, 2007			70,845,827	$7,084	$52,774,931	$-	$(2,523,202)	$50,258,813

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE PETROLEUM INC.
(An exploration stage enterprise)
Unaudited Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative		Three
	October 14, 2001	Three Month	Month
	(inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2007	2007	2006

Cash flows used in operating activities
Net loss for the period	$(2,523,202)	$(354,601)	$(27,528)
Adjustment to reconcile net loss to net cash used in operating activities:	-
Stock based compensation	135,624	135,624
Warrants issued as finder fee	461,775		-
Changes in non-cash working capital items:
Prepaid expenses	(122,451)	1,103,530	-
Accounts payable and accrued expenses	578,542	218,281	11,383
	-
Net cash used in operating activities	(1,469,712)	1,102,832	(16,145)

Cash flows from investing activities
Loan receivable	(4,279,219)	(600,000)	-
Petroleum & natural gas properties	(2,995,787)	(1,243,511)	-
	-
Net Cash flows from investing activities	(7,275,006)	(1,843,511)	-

Cash flows from financing activities
Loan proceeds	900,000	900,000
Proceeds from issuance of common stock and warrants	8,184,616	-	50,000
Due to a related party	-		(2,500)

Net cash from financing activities	9,084,616	900,000	47,500

Increase (decrease) in cash and cash equivalents	339,898	159,323	31,355

Cash and cash equivalents, beginning of year	-	180,577	162
	-
Cash and cash equivalents, end of year	$339,898	$339,898	$31,517

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Source Petroleum, Inc. (an exploration state enterprises)
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2007 and the results of operations, shareholders’ equity and cash flows for the interim period ended March 31, 2007. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements filed with Form 10-KSBfor the fiscal year ended December 31, 2006. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

a)	Organization

Source Petroleum, Inc. (the “Company”) was formed as Red Sky Resources, Inc. on December 20, 2004 upon the merger (the “Merger”) of Pacific Petroleum Inc., a Delaware corporation (“Pacific Petroleum”) with its wholly owned subsidiary, Red Sky Resources Inc., a Nevada corporation (“Red Sky Nevada”). Pacific Petroleum was incorporated under the laws of the State of Delaware on October 14, 2001. Red Sky Nevada was incorporated under the laws of the State of Nevada on November 23, 2004. At the time of the Merger, Pacific Petroleum owned all of the issued and outstanding shares of Red Sky Nevada. Each share of Pacific Petroleum common stock issued and outstanding immediately prior to the Merger was converted into one share of common stock of Red Sky Nevada. The surviving legal entity is Red Sky Nevada while the financial statements are the continuation of Pacific Petroleum. On May 25, 2006, the Company changed into name to Source Petroleum, Inc.

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

On April 25, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1245147 Alberta Ltd., an Alberta corporation engaged in the oil and gas exploration business that was wholly-owned by Source Projects, Inc. The Company purchased all of the issued shares of Source Projects, Inc. by way of a share exchange in September 2006 to further its mineral properties exploration on December 8, 2006. Source Projects, Inc. was dissolved the Company became the sole shareholder of 12451147 Alberta Ltd.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty. The consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. The Company’s ability to continue as a going concern is also subject to its ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities. The Company is currently pursuing financing opportunities through private investment offering of its securities. and is optimistic about the likelihood of obtaining such financing based on recent positive preliminary results from exploration activities undertaken at its properties.

2.	Significant Accounting Policies

a)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1223121 Alberta Ltd. All significant inter-company balances and transactions have been eliminated.

b)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2007, cash and cash equivalents consist of cash and trust only.

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

d)	Mineral Properties/ Petroleum & natural gas properties

The Company utilizes the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2006, the Company has no properties with proven reserves. When the Company obtains proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2007, all of the Company’s mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of March 31, 2007, none of the Company’s unproved mineral, oil and gas properties were considered impaired.

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

The Company’s financial instruments consist of cash and cash equivalents, loan receivable, and accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company accounts for stock-based awards in accordance with SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

l)	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

3.	Loan Receivable

The Company loaned total of $4,279,219 US at March 31, 2007 to a third party pursuant to a letter of intent to acquire all of the issued and outstanding shares of that company. The loan is secured by all of the assets of the borrower company and is due in full may 31, 2007.

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

Harmony Valley Property The farmout agreement relating to the Harmony Valley property was entered into between Dual Exploration Inc. as the farmor and 1245147 Alberta Ltd. as the farmee on July 4, 2006. The Company acquired the then corporate parent of 1245147 Alberta Ltd., Source Projects Inc., by issuing 32,000,000 shares of common stock to the former shareholders of Source Projects Inc. The transaction was accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by Source Petroleum Inc. for the net assets of Source Projects. The value of the purchase was determined at $44,000,000 based on the closing market price of the shares issued by the Company as of the date of the acquisition discounted by a percentage which is management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares. Of the $44,000,000 petroleum and natural gas properties acquisition cost, $43,000,000 was allocated to the Harmony Valley property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On December 8, 2006, the Company dissolved Source Projects Inc. and 1245157 Alberta Ltd. became a wholly owned subsidiary of the Company.

On October 31, 2006, Dual Exploration Inc., as the operator, submitted an application for a primary recovery scheme within sections 15, 16, 17, 20, 21, and 29 of 83-19W5M on the Harmon Valley property. Pursuant to the farmout agreement, we prepaid 100% of the costs for drilling of the first horizontal well in the amount of US$900,000 in October of 2006.

Woking Property The farmout agreement relating to the Woking property was entered into between Dual Exploration Inc. as the farmor and 1245147 Alberta Ltd. as the farmee on July 4, 2006. The Company acquired the then corporate parent of 1245147 Alberta Ltd., Source Projects Inc., by issuing 32,000,000 shares of common stock to the former shareholders of Source Projects Inc. The transaction was accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by Source Petroleum Inc. for the net assets of Source Projects. The value of the purchase was determined at $44,000,000 based on the closing market price of the shares issued by the Company as of the date of the acquisition discounted by a percentage which is management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares. Of the $44,000,000 petroleum and natural gas properties acquisition cost, $1,000,000 was allocated to the Woking property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On December 8, 2006, the Company dissolved Source Projects Inc. and 1245157 Alberta Ltd. became a wholly owned subsidiary of the Company.

On September 29, 2006, we received notice of the commencement of drilling operations on the Woking, Alberta property from Dual Exploration Inc., our joint venture partner and operator. We prepaid $1,882,272 to Dual Explorations Inc. pursuant to the farmout agreement relating to Woking Area in Alberta, Canada, which represents 75% of the costs for drilling of a test well on the property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. Because we have paid the 75% of the costs of drilling, completing and equipping of this exploration well, we have earned our 37.5% working interest in the three sections comprising the farmout lands under this farmout agreement. As the owner of a 37.5% working interest in the farmout lands, we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs associated with the farmout lands covered by this farmout agreement.

The exploration activities on these farmout lands are in very early stages and there can be no assurance that we will be able to successfully locate commercially viable resources or reserves or any at all

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property	Drilling and	Geological and
	acquisition	gathering	geophysical	Adjustment	Total
Harmon Valley
Balance, December 31, 2006	43,000,000	34,042	-	1,755	43,035,797
Addition		1,193,958	49,554		1,243,512
Balance, March 31, 2007	$43,000,000	$1,228,000	$49,554	$1,755	$44,279,309
Woking Property
Balance, December 31, 2006	1,000,000	1,716,478	1,755	(1,755)	2,716,478
Balance, March 31, 2007	$1,000,000	$1,716,478	$1,755	$(1,755)	$2,716,478
Total Oil and Gas Properties	$44,000,000	$2,944,478	$51,309	$-	$46,995,787

As of March 31, 2007, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred

6.	Related Party Transactions

During the year ended March 31, 2007, the Company paid consulting fees in the amount of $27,000 and $102,499 worth of stock-base compensation was recorded for options granted to two officers and directors.

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

On September 6, 2006, 67,500,000 shares of common stock were returned. to the Company for cancellation.

Warrants outstanding and exercisable as of March 31, 2007:

Date Granted	Date Expired	Excise Price	No.
5/11/2006	5/11/2008	1.25	2,000,000
5/11/2006	5/11/2008	1.50	2,000,000
7/5/2006	7/5/2008	2.25	4,003,327
7/5/2006	7/5/2008	1.50	395,330

8.	Stock - Based Compensation

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

A summary of the Company’s stock option activities is presented below:

		Non-employee	Weighted Average
	Employee/Director	Options	Exercise Price
Options Outstanding,
December 31, 2006

Options granted:	1,500,000	500,000	$ 1.08
Options Outstanding, March
31, 2007	1,500,000	500,000	$ 1.08

Outstanding options vest and expired as follows:

	Range of
	Exercise Prices
			Number	Weighted Average
Vested at April 30	High	Low	of Shares	Exercise Price	Expiry Date
2007 and earlier	1.30	1.30	200,000	1.30	1/17/2012
Remainder of 2007	1.30	1.00	225,000	1.30	1/17/2012
2008	1.30	1.00	162,500	1.14	1/17/2012
2009	1.00	1.00	87,500	1.00	1/17/2012
2010 and remainder	1.00	1.00	1,325,000	1.00	1/17/2012
			2,000,000

For purposes of the calculation, the following assumptions were used:

Risk-free interest rate (%)	4.50%
Expected dividend yield	0.00%
Expected stock price volatility	106%
Expected life of options (years)	5
Per share fair value of options granted in the	$
year	1.36

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

6.	Preferred Shares

$0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.

7.	Subsequent Events

None

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 26, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Other unidentified risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

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

On April 10, 2007, we were awarded by Saskatchewan Industry and Resources 3 permits totaling 360 sections of oil shale rights in the Pasquilla Hills oil shale region near Hudson Bay, Saskatchewan. Three Townships [108 sections] of the oil shale permits lie 2.5 miles southeast from Canwest Petroleum (now Oilsands Quest) oil shale project in Pasquilla Hills, which has assayed results at an average yield of 7 gallons/ ton from an average pay thickness of 148 feet. Seven Townships [252 sections] lie approximately 9 miles northwest of the Canwest Petroleum's oil shale project and directly adjacent and west of the Outrider Energy oil shale permit in Pasquilla Hills. Under the agreement between Propel Energy Corp. and Source Petroleum, Propel Energy will receive a carried 15% interest until feasibility with an option to increase an additional 10% at that stage by covering 10% of the backcosts.

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

We also entered into a loan agreement with Fuel-x International, Inc. on December 22, 2006 whereby we agreed to lend CAD$2,500,000 and US$3,000,000 to Fuel-x International, Inc. We have made advancements in the amounts of CAD$2,500,000, US$1,500,000 and US$600,000 to Fuel-x International, Inc. The advancement of CAD$2,500,000 was used by Fuel-x International, Inc. to make a partial repayment of its loan from K2 Principal Fund L.P. pursuant to the Forbearance Agreement entered into among our company, Fuel-x International, Inc. and K2 Principal Fund L.P. The advancements of US$1,500,000 and US$600,000 were used by Fuel-x International, Inc. to pay its obligations under participation agreements for its properties in Indonesia. Because Fuel-x International, Inc. has defaulted on its obligations under the forbearance agreement, we have determined that all debts owed by Fuel-x International, Inc. to our company under this loan agreement are due and payable immediately. We have served Fuel-x International, Inc. with a notice of default and demand repayments of these debts immediately.

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

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to March 31, 2007. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. >From our inception on October 14, 2001 to March 31, 2007, we have raised a total of $8,187,815 from private offerings of our securities.

Results of Operations for the three months ended March 31, 2007 and March 31, 2006

General and Administrative Expenses

Our general and administrative expenses consist primarily of office and miscellaneous expenses and related costs for general and corporate functions, including finders’ fees, consulting, stock-based compensation and other professional services. Our office and miscellaneous expenses for the three months ended March 31, 2007 were $13,167, as compared to the three months ended March 31, 2006, which were $ 113. The increase of office and miscellaneous expenses was primarily a result of our change of business into an oil and gas exploration company and moving of our corporate headquarter to Calgary, Alberta. Our finders’ fees, consulting, stock-based compensation and professional services for the three months ended March 31, 2007 were $nil, $47,500, $135,624 and $110,451 respectively, as compared to the three months ended March 31, 2006, which were $nil, $nil, $nil and $26,983 respectively. The increase of consulting and professional services for the three months ended March 31, 2007 was a result of our completion of a registration statement on Form S-4 for move the jurisdiction of our incorporation to Alberta, Canada and our proposed plan of arrangement with Fuel-x International, Inc. during the three month period ended March 31, 2007. The consulting fees were paid to the directors and officers of the Company. The stock-based compensation were paid to the directors and a consultant of the Company.

Net Loss

Our net loss was $ 354,601 and $27,528 for the three months ended March 31, 2007 and 2006 respectively. The primary reason for the increase in net loss is due to our change of business into an oil and gas exploration company and an increase in our oil and gas exploration expenditures and recognize of stock-based compensation.

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

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $339,898 and working capital of $(1,016,193). Cash used in operating activities was $1,102,832 for the three months ended March 31, 2007 largely due to our professional fees and stock base compensation incurred. This compares with cash used in operating activities of $ 16,145 for the three month ended 31, 2006.

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

We have paid to K2 Principal Fund L.P. the first Cdn$2,500,000 as provided under the Forbearance Agreement. The Forbearance Agreement further provides that if the plan of arrangement between our company with Fuel-x International, Inc. is not completed by March 31, 2007, Fuel-x International, Inc. is required to make a further payment of $500,000 to continue to the forbearance period. Because the plan of arrangement between our company and Fuel-x International, Inc. has not been completed as at the date of this report, Fuel-x International, Inc. is currently in default of the Forbearance Agreement and has received a notice to cure its default from K2 Principal Fund L.P. As at the date of this report, Fuel-x International, Inc. has not cured its default and K2 Principal Fund L.P. has served Fuel-x International, Inc. with its intention to enforce its security interest over assets of Fuel-x International, Inc.

Furthermore, May 31, 2007, the Forbearance Agreement provides that if the plan of arrangement between our company with Fuel-x International Inc. is not completed by May 31, 2007 the Forbearance Agreement will be terminated. The payment by our company to K2 Principal Fund L.P. of the Cdn $2.500,000 under the Forbearance Agreement is treated as a loan to Fuel-x International Inc. by our company. Because Fuel-x International, Inc. defaulted on the Forbearance Agreement, we have also served Fuel-x International, Inc. with our own notice of default and demand repayment of our loan to Fuel-x International, Inc. immediately.

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

Mineral Properties/ Petroleum & natural gas properties

We utilize the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2007, we have no properties with proven reserves. When the we obtain proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2007, all of our mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of March 31, 2007, none of our unproved mineral, oil and gas properties were considered impaired.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $354,601, for the quarter ended March 31, 2007, and cumulative losses of $2,523,202 to March 31, 2007. Our net cash used in operations for the quarter ended March 31, 2007 was $ 1,102,833. As of March 31, 2007 we had working capital of $(1,016,193) as a result of recent Fuel X loan obligation. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to March 31, 2007, we have incurred aggregate losses of approximately $$2,523,202. Our loss from operations for the quarter ended March 31, 2007 was $354,601. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Hussein Charanek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

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

(10)	Material Contracts
10.1	Farmout Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
10.2	Mining Quitclaim Deed dated August 16, 2004 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)

Exhibit
No.	Description of Exhibit
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
Date: May 21, 2007