Form 10QSB
period 2007-06-30
SOURCE PETROLEUM INC.
filed 2007-08-27
CIK 1314363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007; or

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
N/A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,845,827 shares of common stock issued and outstanding as of August 23, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

CW1360693.5

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Source Petroleum Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six-month periods ended June 30, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Unaudited Consolidated Balance Sheet

(Expressed in U.S. Dollars)

June 30, 2007

June 30,2007
ASSETS
Current assets
Cash and cash equivalents	$289,485
Prepaid expenses	105,130
Total current assets	394,615

Loan receivable (Note 3)	4,279,219
Mineral properties (Note 4)	-
Petroleum & natural gas properties (Note 5)	46,995,787

Total assets	$51,669,621

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$576,872
Loan payable	900,000
Total current liabilities	1,476,872

STOCKHOLDERS’ EQUITY
Share capital
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 4,500,000,000 shares authorized, 70,845,827 issued and outstanding (Note 7)	7,084
Additional paid-in capital	52,774,931
Deficit accumulated during the exploration stage	(2,589,266)
Total stockholders’ equity	50,192,749
Total liabilities and stockholders’ equity	$51,669,621

The accompanying notes are an integral part of these consolidated financial statements.

CW1360693.5

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Unaudited Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative October 14, 2001 (inception) to	Three Month Ended	Three Month Ended	Six Month Ended	Six Month Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
Revenue
Interest Income	$7,359	$-	$-	$-	$-

General and administrative expenses
Bank charges	$1,398	$68	$27	$142	$85
Consulting fees	223,820	11,752	7,500	59,252	7,500
Exchange gain/loss	(3,173)	-	-	(2,096)	-
Finder fees	1,064,775	-	-	-	-
Management fees	16,050	-	-	-	-
Marketing and investor relation	85,539	2,450	-	34,463	-
Mineral property expenditures	52,225	-	-	-	-
Office and miscellaneous	64,024	11,736	(2,619)	24,902	(2,482)
Oil and Gas Expenditures	496,556	-	-	-	-
Professional fees	417,551	38,884	37,497	149,335	64,480
Stock-based compensation	135,624	-	-	135,624	-
Transfer agent and filing fees	31,682	1,175	2,835	18,365	3,186
Travel & promotion	10,554	-	-	678	-
Net loss	$(2,589,266)	$(66,065)	$(45,240)	$(420,665)	$(72,769)

Basic and diluted loss per share
Net loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of Common shares outstanding		70,845,827	101,441,401	70,845,827	99,677,624

The accompanying notes are an integral part of these consolidated financial statements.

CW1360693.5

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Unaudited Consolidated Statements of Stockholders’ Equity

For the period from inception (October 14, 2001) to June 30, 2007

(Expressed in U.S. Dollars)

					Additional		Deficit accumulated	Total stockholders’
	Preferred Stock		Common Stock		paid-in	Subscription	during exploration	(deficit)
	Shares	Amount	Shares	Amount	capital	received	stage	equity
Stocks issued at $0.000002 per share in October 2001	-	-	67,500,000	$ 6,750	$ (6,600)		$ -	$ 150
Net loss for the period	-	-	-	-	-		(542)	(542)
Balance, December 31, 2001	-	-	67,500,000	6,750	(6,600)		(542)	(392)

Stocks issued at $0.003 per share in Feb 2002	-	-	8,842,500	884	28,591		-	29,475
Net loss for the period	-	-	-	-	-		(9,283)	(9,283)

Balance, December 31, 2002	-	-	76,342,500	7,634	21,991		(9,825)	19,800
Net loss for the period	-	-	-	-	-		(24,450)	(24,450)
Balance, December 31, 2003	-	-	76,342,500	7,634	21,991		(34,275)	(4,650)

Stocks issued at $0.0044 per share in December 2004	-	-	22,500,000	2,250	97,750		-	100,000
Net loss for the period	-	-	-	-	-		(16,241)	(16,241)
Balance, December 31, 2004	-	-	98,842,500	9,884	119,741		(50,516)	79,109
Net loss for the period	-	-	-	-	-		(87,565)	(87,565)

Balance, December 31, 2005	-	-	98,842,500	9,884	119,741		(138,081)	(8,456)

Stocks issued at $0.03 per share in March 2006	-	-	1,500,000	150	49,850		-	50,000
"Units" issued in May 2006
Stocks issued at $1.00 per share	-	-	2,000,000	200	622,512		-	622,712
Value of warrants issued with stock units ($1.25 per share)					709,429			709,429

CW1360693.5

Value of warrant issued with stock units ($1.50 per share)					667,860			667,860
Share subscriptions received						5,554,890		5,554,890
Stock issued under subscriptions	-	-	3,703,327	370	3,338,128	(3,338,498)	-	-
"Units" issued in July 2006
Stocks issued at $1.50 per share			300,000	30	270,416	(270,446)		-
Values of warrants issued with stock units ($2.25 per share)					2,396,046	(1,945,946)		450,100
Value of warrants issued as finders’ fee ($1.50 per share)					461,775			461,775
Stocks issued at $1.375 per share in September 2006			32,000,000	3,200	43,996,800			44,000,000
Shares cancelled			(67,500,000)	(6,750)	6,750			-
Net loss for the period	-	-	-	-	-		(2,030,520)	(2,030,520)
Balance, December 31, 2006			70,845,827	$ 7,084	$ 52,639,307	$ -	$ (2,168,601)	$ 50,477,790
Stock options issued in January 2007
					135,624			135,624
Net loss for the period	-	-	-	-	-		(420,665)	(420,665)
Balance, June 30, 2007			70,845,827	$ 7,084	$ 52,774,931	$ -	$ (2,589,266)	$ 50,192,749

The accompanying notes are an integral part of these consolidated financial statements.

CW1360693.5

SOURCE PETROLEUM INC.

(An exploration stage enterprise)

Unaudited Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative October 14, 2001 (inception) to	Three Month Ended	Three Month Ended	Six Month Ended	Six Month Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006

Cash flows used in operating activities
Net loss for the period	$(2,589,266)	$(66,065)	$(45,240)	$(420,665)	$(72,769)
Adjustment to reconcile net loss to net cash used in operating activities:	-
Stock based compensation	135,624	-	-	135,624	-
Warrants issued as finder fee	461,775	-	-	-	-
Changes in non-cash working capital items:
Prepaid expenses	(105,130)	17,322	-	1,120,851	-
Accounts payable and accrued expenses	576,872	(1,670)	10,010	216,609	21,394
Net cash used in operating activities	(1,520,125)	(50,413)	(35,230)	1,052,419	(51,375)

Cash flows from investing activities
Loan receivable	(4,279,219)	-	-	(600,000)	-
Petroleum & natural gas properties	(2,995,787)	-	-	(1,243,511)	-
Net Cash flows from investing activities	(7,275,006)	-	-	(1,843,511)	-

Cash flows from financing activities
Loan proceeds	900,000			900,000
Proceeds from issuance of common stock and warrants	8,184,616	-	7,554,890	-	7,604,890
Due from a related party	-		(9,000)	-
Due to a related party	-		11,500	-
Net cash from financing activities	9,084,616	-	7,557,390	900,000	7,604,890

Increase (decrease) in cash and cash equivalents	289,485	(50,413)	7,522,160	108,908	7,553,515

Cash and cash equivalents, beginning of period	-	339,898	31,517	180,577	162
Cash and cash equivalents, end of period	$289,485	$289,485	$7,553,677	$289,485	$7,553,677

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CW1360693.5

Source Petroleum, Inc. (an exploration state enterprises)

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2007 and the results of operations, shareholders’ equity and cash flows for the interim period ended June 30, 2007. The accompanying unaudited financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements filed with Form 10-KSB for the fiscal year ended December 31, 2006. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

a)	Organization

Source Petroleum, Inc. (the “Company”) was formed as Red Sky Resources, Inc. on December 20, 2004, upon the merger (the “Merger”) of Pacific Petroleum Inc., a Delaware corporation (“Pacific Petroleum”) with its wholly owned subsidiary, Red Sky Resources Inc., a Nevada corporation (“Red Sky Nevada”). Pacific Petroleum was incorporated under the laws of the State of Delaware on October 14, 2001. Red Sky Nevada was incorporated under the laws of the State of Nevada on November 23, 2004. At the time of the Merger, Pacific Petroleum owned all of the issued and outstanding shares of Red Sky Nevada. Each share of Pacific Petroleum common stock issued and outstanding immediately prior to the Merger was converted into one share of common stock of Red Sky Nevada. The surviving legal entity is Red Sky Nevada while the financial statements are the continuation of Pacific Petroleum. On May 25, 2006, the Company changed into name to Source Petroleum, Inc.

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

On April 25, 2006, the Company entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of 1245147 Alberta Ltd., an Alberta corporation engaged in the oil and gas exploration business that was wholly-owned by Source Projects, Inc. The Company purchased all of the issued shares of Source Projects, Inc. by way of a share exchange in September 2006 to further its mineral properties exploration on December 8, 2006. Source Projects, Inc. was dissolved the Company became the sole shareholder of 1245147 Alberta Ltd.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty. The

CW1360693.5

consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. The Company’s ability to continue as a going concern is also subject to its ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities. The Company is currently pursuing financing opportunities through a private investment offering of its securities and is optimistic about the likelihood of obtaining such financing based on recent positive preliminary results from exploration activities undertaken at its properties.

2.	Significant Accounting Policies
a)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1245147 Alberta Ltd. All significant inter-company balances and transactions have been eliminated.

b)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2007, cash and cash equivalents consist of cash and trust only.

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

d)	Mineral Properties/ Petroleum & natural gas properties

The Company utilizes the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2006, the Company has no properties with proven reserves. When the Company obtains proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2007, all of the Company’s mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of June 30, 2007, none of the Company’s unproved mineral, oil and gas properties were considered impaired.

e)	Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

CW1360693.5

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

CW1360693.5

l)	New Accounting Pronouncements

There are no new accounting pronouncements that are expected to have an impact on the Company that have not been previously disclosed.

3.	Loan Receivable

The Company had loaned a total of $4,279,219 US at March 31, 2007 to a third party pursuant to a letter of intent to acquire all of the issued and outstanding shares of that company. The loan is secured by all of the assets of the borrower company and was due in full on May 31, 2007. At June 30, 2007 the letter of intent had expired and the full balance of the loan was outstanding. The Company has taken certain actions regarding realizing the monies due to it. As the balance owed is supported by the assets of the borrower company, management expects to receive the funds in due course.

4.	Mineral Property

During the year ended December 31, 2004, the Company staked twenty-five mining claims located in the Iliamna Recording District of Southwestern Alaska. As the claims do not contain any known reserves, the exploration costs were expensed during the periods. The mineral claims are renewable on the first day of every September conditional on paying the annual filing fee of $2,500 to the State of Alaska by November 30, 2006 and meeting mineral exploration expenditure of $10,000 or by paying cash in lieu of mineral exploration expenditures. The Company has not maintained the good standing of its mineral claims in Alaska.

5.	Petroleum & natural gas properties

Harmon Valley Property The farmout agreement relating to the Harmony Valley property was entered into between Dual Exploration Inc. as the farmor and 1245147 Alberta Ltd. as the farmee on July 4, 2006. The Company acquired the then corporate parent of 1245147 Alberta Ltd., Source Projects Inc., by issuing 32,000,000 shares of common stock to the former shareholders of Source Projects Inc. The transaction was accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by Source Petroleum Inc. for the net assets of Source Projects. The value of the purchase was determined at $44,000,000 based on the closing market price of the shares issued by the Company as of the date of the acquisition discounted by a percentage which is management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares. Of the $44,000,000 petroleum and natural gas properties acquisition cost, $43,000,000 was allocated to the Harmony Valley property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On December 8, 2006, the Company dissolved Source Projects Inc. and 1245147 Alberta Ltd. became a wholly owned subsidiary of the Company.

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

CW1360693.5

properties acquisition cost, $1,000,000 was allocated to the Woking property. The allocation is based on the management’s assessment of fair market value of the properties at the time.

On December 8, 2006, the Company dissolved Source Projects Inc. and 1245147 Alberta Ltd. became a wholly owned subsidiary of the Company.

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

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Drilling and gathering	Geological and geophysical	Total
Harmon Valley
Balance, December 31, 2006	$43,000,000	$34,042	$1,755	$43,035,797
Addition		1,193,957	49,555	1,243,512
Balance, June 30, 2007	$43,000,000	$1,227,999	$51,310	$44,279,309
Woking Property
Balance, December 31, 2006	$1,000,000	$1,716,478	-	$2,716,478
Balance, June 30, 2007	1,000,000	1,716,478	-	2,716,478
Total Oil and Gas Properties	$44,000,000	$2,944,477	$51,310	$46,995,787

As of June 30, 2007, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred

6.	Related Party Transactions

During the six months ended June 30, 2007, the Company paid consulting fees in the amount of $31,000 and $102,499 worth of stock-base compensation was recorded for options granted to two officers and directors.

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

CW1360693.5

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

Warrants outstanding and exercisable as of June 30, 2007:

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

A summary of the Company’s stock option activities is presented below:

	Employee/Director	Non-employee Options	Weighted Average Exercise Price
Options Outstanding, December 31, 2006
Options granted:	1,500,000	500,000	$1.08
Options Outstanding, June 30, 2007	1,500,000	500,000	$1.08

CW1360693.5

Outstanding options vest and expired as follows:

	Range of Exercise Prices
Vested at June 30	High	Low	Number of Shares	Weighted Average Exercise Price	Expiry Date
2007 and earlier	1.30	1.30	200,000	1.30	1/17/2012
Remainder of 2007	1.30	1.00	225,000	1.30	1/17/2012
2008	1.30	1.00	162,500	1.14	1/17/2012
2009	1.00	1.00	87,500	1.00	1/17/2012
2010 and remainder	1.00	1.00	1,325,000	1.00	1/17/2012
			2,000,000

For purposes of the calculation, the following assumptions were used:

Risk-free interest rate (%)	4.50%
Expected dividend yield	0.00%
Expected stock price volatility	106%
Expected life of options (years)	5
Per share fair value of options granted in the year	$1.36

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

9.	Preferred Shares

$0.0001 par value, 5,000,000 shares authorized, none issued and outstanding.

10.	Subsequent Events

None

CW1360693.5

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Other unidentified risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We were incorporated under the laws of the State of Nevada on November 23, 2004 under the name Red Sky Resources Inc. On May 25, 2006, we changed our name to Source Petroleum Inc.

We were in the business of mineral exploration. We acquired 25 mineral claims in southwestern Alaska via staking which we believe are prospective for gold and copper. Because we did not discover an economically viable mineral deposit on these mineral claims, our management decided to diversify our operations from mineral exploration to oil and gas explorations. On July 26, 2006, we entered into a share exchange agreement with all of the shareholders of Source Projects Inc., and 1245147 Alberta Ltd. for the purchase by our company of all of the issued and outstanding shares of Source Projects Inc. Source Projects Inc. was the sole shareholder of 1245147 Alberta Ltd., which had entered into farm-out agreements for exploration of oil sands relating to certain farm-out lands located in Alberta and Saskatchewan. Upon the completion of this share exchange agreement, we have shifted our attention to the exploration of oil sands and oil shales under the farm-out agreements held by 1245147 Alberta Ltd. We have not maintained the good standing of our mineral claims in Alaska.

Our Current Business

On December 8, 2006, we completed a merger with Source Projects Inc. to streamline our corporate structure. Consequently, we became the sole shareholder of 1245147 Alberta Ltd., which was incorporated in the Province of Alberta in May 2006. 1245147 Alberta Ltd. entered into two farm-out agreements as the farmee with Dual Explorations Inc. as the farmor for exploration of oil sands relating to certain farm-out lands located at TWP 75-4-W6M and TWP 83-19-W5M in the Province of Alberta. 1245147 Alberta Ltd. also purchased the interest of Scott Oil and Gas Ltd. as the farmee in a farm-out agreement with Western Petrochemical Corp. as the farmor for exploration of oil shales relating to certain farm-out lands located at TWPs 43-49 Rges 1-8, W2M in the Province of Saskatchewan. Even though we were notified by CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., that it disputes the validity of the farm-out agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd.; we have been assured by Scott Oil and Gas Ltd. that it believes the farm-out agreement was valid and enforceable and that we are entitled to exercise the rights of Scott Oil and Gas Ltd. under that farm-out agreement.

CW1360693.5

The exploration activities on these farm-out lands are in very early stages and there can be no assurance that we will be able to successfully locate commercially viable resources or reserves or any at all.

Our current operational focus is to conduct exploration of oil sands and oil shales on those properties subject to the following farm-out agreements:

Farm-out Agreement with Dual Exploration Inc. dated July 4, 2006

(Harmon Valley Area, Alberta)

The farmor to this farm-out agreement is Dual Exploration Inc. and the farmee is 1245147 Alberta Ltd., a wholly owned subsidiary of our company. This farm-out agreement provides that we may explore for oil sands from the top of the Peace River Formation to the base of the Pekisko Formation in Sections 15, 16, 17, 20, 21, 29 of Twp. 83, Rge. IO, W5M. The farm-out land in this agreement is covered by Alberta Crown Oil Sands Lease Nos. 7404041030 and 7404080869. Our recent searches indicated that these leases are active, all rentals have been paid to date and that Dual Exploration Inc. is registered lessee of an undivided 100% interest in the farm-out lands.

This agreement enabled our company to acquire from the farmor a 50% working interest in three pre-selected sections comprising part of the farm-out lands, defined as the Test Well Earning Block, upon paying 100% of the total costs of drilling, completing/equipping or abandoning three horizontal test wells to be successively drilled from the same specified surface location to contract depth in three different bottomhole locations to be determined. Drilling of the first test well was to commence on or before October 31, 2006 subject to surface access, rig availability and regulatory approvals and our company is obligated to pay all anticipated drilling costs within thirty days prior to spudding of each test well.

Dual Exploration Inc. acts as contract operator for the drilling operations and is required to provide us with test well data and an authorization for expenditure in connection with test wells, effectively converting the arrangement into a participation agreement.

This farm-out agreement incorporates both the CAPL 1997 Farm-out and Royalty Procedure and the CAPL 1990 Operating Procedure. Dual Exploration Inc. has been named as the initial Operator under the Operating Procedure and each of Dual Exploration Inc. and our company would have a 50% working interest in the earned lands.

We have the ability to abort the test well earning program in the event that the costs to drill the test wells exceed the authorization for expenditure costs plus 15%. Otherwise, we are obligated to pay the cost of a supplemental authorization for expenditure prepared by Dual Exploration Inc. In the event we elect to abort the program it will be deemed to have earned its interest in the Test Well Earning Block despite failing to comply with the terms of the Farm-out and Royalty Procedure.

Under this farm-out agreement we also have the option, upon completion of the test well earning program, to elect within 60 days of rig release of the last test well to drill three option wells in order to earn on the remaining three section block of the farm-out lands not previously earned, defined as the Option Well Block. The terms of earning for the option wells are the same as those for the test wells.

On October 31, 2006, Dual Exploration Inc., as the operator, submitted an application for a primary recovery scheme within sections 15, 16, 17, 20, 21, and 29 of 83-19W5M. Dual Exploration Inc. has submitted an application for up to eight single leg horizontal wells proposed to be drilled from four drilling pads. The horizontal sections in each well are expected to be 1,200-1,500m in length. These wells are to be used to evaluate the productive potential of the property. Upon successful evaluation, a second application to the Energy and Utilities Board of the Province of Alberta will follow in order to allow further development. Pursuant to the farm-out agreement, we paid 100% of the costs for drilling of the first horizontal well in the amount of US$900,000 in October of 2006. On March 28, 2007, we were notified by the operator and joint venture partner, that the first well of a multi-well program at Harmon Valley, in the Peace River Oil Sands district, HZ Peace River 1-29-83-19 W5M, was successfully drilled to appraise the reservoir characteristic and to delineate the reservoir. This first well of the proposed program, HZ Peace River 1-29-83-19 W5M, targeted the Bluesky - Gething formation. The Core

CW1360693.5

information and a horizontal leg will assist in developing a plan for a possible primary and secondary oil recovery scheme. The well confirmed and encountered 12 meters/ 36 feet of net pay in the Blue Sky formation.

We engaged an independent petroleum consulting firm, AJM Petroleum Consultants, to provide us with a Resource Estimation and Economic Evaluation Report on the Harmon Valley farm-out property effective December 31, 2006. This report has been issued by AJM Petroleum Consultants on March 30, 2007 and our management will be using this report to help us develop a plan for future exploration program on this property.

Farm-out Agreement with Dual Exploration Inc. dated July 4, 2006

(Woking Area, Alberta)

The farmor to this farm-out agreement is Dual Exploration Inc. and the farmee is 1245147 Alberta Ltd. This farm-out agreement provides that we may explore for all petroleum & natural gas below the base of the Halfway Formation in Section 21, Twp. 75, Rge. 4, W6M; all petroleum & natural gas below the base of the Stoddart Group in Section 29, Twp. 75, Rge. 4, W6M; and all petroleum & natural gas below the base of the Bluesky-Bulhead Formation in Section 31, Twp. 75, Rge. 4, W6M. The farm-out land in this agreement is covered by Alberta Crown P&NG Licence Nos. 5405060306 and 5405060966. Our recent searches indicated that these leases are active, all rentals have been paid to date and that Dual Exploration Inc. is registered lessee of an undivided 100% interest in the farm-out lands.

The Agreement enables our company to acquire from Dual Exploration Inc. a 37.5% working interest in the three sections comprising the farm-out lands upon paying 75% of the total costs of drilling, completing/equipping or abandoning one test well to be drilled from a specific surface location to contract depth in a specific bottomhole location. Drilling of the first test well was to commence on or before August 31, 2006 subject to surface access, rig availability and regulatory approvals and we are obligated to pay all anticipated drilling costs within thirty days prior to spudding the test well. We made a loan in the amount of $471,102 to Source Projects Inc. on August 22, 2006 so it may pay the authorization for expenditure for the drilling costs of the first test well.

Dual Exploration Inc. acts as contract operator for the drilling operations and is required to provide us with test well data and an authorization for expenditure in connection with test wells, effectively converting the arrangement into a participation agreement.

This farm-out agreement incorporates both the CAPL 1997 Farm-out and Royalty Procedure and the CAPL 1990 Operating Procedure. Dual Exploration Inc. is named as the initial Operator under the Operating Procedure and Dual Exploration Inc. and our company would have 62.5% and 37.5% working interests, respectively, in the earned lands.

We have the ability to abort the test well earning program in the event that the costs to drill the test wells exceed the authorization for expenditure costs plus 15%. Otherwise, we are obligated to pay the cost of a supplemental authorization for expenditure prepared by Dual Exploration Inc. In the event we elect to abort the program it will be deemed to have earned its interest in the farm-out lands despite failing to comply with the terms of the Farm-out and Royalty Procedure. However, Dual Exploration Inc. may then elect to proceed with the drilling as an independent deepening operation pursuant to Clause 1008 of the Operating Procedure, thereby subjecting us to a penalty on its share of production.

On September 29, 2006, we received notice of the commencement of drilling operations on the Woking, Alberta property from Dual Exploration Inc., our joint venture partner and operator. We paid $1,882,272 to Dual Explorations Inc. pursuant to the farm-out agreement relating to Woking Area in Alberta, Canada, which represents 75% of the costs for drilling of a test well on the property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. Because we have paid the 75% of the costs of drilling, completing and equipping of this exploration well, we have earned our 37.5% working interest in the three sections comprising the farm-out lands under this farm-out agreement. As the owner of a 37.5% working interest in the farm-out lands, we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs associated with the farm-out lands covered by this farm-out agreement.

CW1360693.5

Farm-out Agreement between Western Petrochemical Corp. and Scott Oil and Gas Ltd. dated February 25, 2006

(Pasquia Hill Area, Saskatchewan)

The farmor to this farm-out agreement is Western Petrochemcial Corp. and the farmee is Scott Oil and Gas Ltd. Scott Oil and Gas Ltd. subsequently transferred its farmee interest in this farm-out agreement to 1245147 Alberta Ltd. pursuant to a letter agreement dated May 30, 2006.

This farm-out agreement enables the farmee to acquire 100% of Western Petrochemical Corp.’s interest only in the Second Whitespecks formation underlying: (a) a section of land pre-selected by the farmee as its test well location; and (b) an additional nine contiguous sections, which ten sections in total comprise part of the farm-out lands. The farm-out lands in this farm-out agreement have been identified as Townships 43-49 and Ranges 1-11, all West of the 2nd Meridian, which are covered by 11 exploration permits issued by Saskatchewan Oil and Gas. The interest earned by the farmee is subject to the reservation to the farmor of a non-convertible 12% gross overriding royalty, which under the CAPL Farm-out and Royalty Procedures will be calculated on all production from the farm-out lands in which the farmee has earned its interest.

Under section 6 of this farm-out agreement, approximately 71,680 acres are excluded from the area of the farm-out lands in which the farmee may earn an interest. This excluded “Current Mine Area” acreage comprises substantial portion of the lands covered by two exploration permits. Western Petrochemical Corp. was also given the right to expand this acreage on notice to the farmee provided that it reimburses the farmee for 300% of the farmee’s costs of “drilling and/or placing on production” any earning well drilled in the expanded area.

Our searches with Saskatchewan Oil and Gas in July 2006 showed that seven out of the 11 exploration permits covering the farm-out lands in this agreement had expired and no lease selection were made for the areas covered by those permits. Further, additional two out of the 11 exploration permits were up for their final annual renewal on August 19, 2006 and the final two out the 11 exploration permits was up for their final annual renewal on October 24, 2006. We have not found out whether Western Petrochemical Corp. has taken the necessary steps to renew the four exploration permits within the prescribed deadlines.

CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., has notified us that it disputes the validity of the farm-out agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd. Despite claims asserted by CanWest Petroleum Corporation, Scott Oil and Gas Ltd. assured us that it believes the farm-out agreement is valid and enforceable. We anticipate our company and Scott Oil and Gas Ltd. will need to examine this farm-out agreement with CanWest Petroleum Corporation and find a resolution to this dispute.

In addition to the three farm-out agreements mentioned above, on September 26, 2006, we signed a Letter of Intent to acquire one half of the interest owned by Kodiak Energy Inc., which is an interest in a farm-in agreement to earn up to a 56.25% working interest on the 200,000 acre Exploration License 413 ("EL 413") in the Mackenzie region of Northwest Territories, Canada. We paid $220,750 to Kodiak Energy Inc. pursuant to this Letter of Intent. Under this Letter of Intent, we could earn an undivided 5.25% of the EL413 working interest by funding 55% of the seismic costs and earn 15% of the test blocks by funding 35% of the drilling costs. However, because the obligations under this Letter of Intent exceeded the financial resources available to our company as at December 2006, our management had decided to not to pursue our interest under this Letter of Intent.

On April 10, 2007, we were awarded by Saskatchewan Industry and Resources 3 permits totaling 360 sections of oil shale rights in the Pasquilla Hills oil shale region near Hudson Bay, Saskatchewan. Three Townships [108 sections] of the oil shale permits lie 2.5 miles southeast from Canwest Petroleum (now Oilsands Quest) oil shale project in Pasquilla Hills, which has assayed results at an average yield of seven gallons/ ton from an average pay thickness of 148 feet. Seven Townships [252 sections] lie approximately nine miles northwest of the Canwest Petroleum's oil shale project and directly adjacent and west of the Outrider Energy oil shale permit in Pasquilla Hills. Under the agreement between Propel Energy Corp. and Source Petroleum, Propel Energy will receive a carried 15% interest until feasibility with an option to increase an additional 10% at that stage by covering 10% of the backcosts. We have commenced preparation for drilling and seismic operations on this property.

CW1360693.5

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

Exploration for commercially viable oil sands deposits has traditionally focused on Alberta, resulting in the establishment of mining and in-situ projects in the Athabasca oil sands region and in-situ projects in Cold Lake and Peace River deposits. Production from the world's first commercial oil sands mine came on stream in 1967. The second mining operation came on stream in 1973; commercial in-situ projects also began contributing production from deeper oil sands deposits in the 1970s. As stated by PWC in their survey at the beginning of 2006, there were three mining projects and 12 in-situ projects operating in the oil sands in Alberta and more than 60 projects in various stages of planning. The lead time for production from an oil sands project is generally a minimum of seven to 10 years from initial exploration.

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

We, including all of our subsidiaries, are in the exploration stage and do not currently have any income from operating activities. We expect to use a majority of our existing working capital on exploration activities to be conducted by our subsidiary, 1245147 Alberta Ltd., which have cash requirements for the next 12 months as

CW1360693.5

described below. These cash requirements will likely be met by loans or capital contributions from our company. We intend to raise additional capital through the issuance of equity and or debt to finance operations of its subsidiaries, however, no assurance can be given that we will be successful in its exploration activities, in raising additional capital or obtaining other funding necessary to meet the cash requirements of our company and our subsidiary.

For the next 12 months, we intend to continue our exploration activities pursuant to the three farm-out agreements. We made a loan in the amount of $471,102 to Source Projects Inc. on August 22, 2006 for the drilling costs of the first test well in the Woking Area, Alberta pursuant to the farm-out agreement between Dual Exploration Inc. and our subsidiary, 1245147 Alberta Ltd. Subsequently, we made further payments of $1,411,169 to Dual Exploration Inc. to pay for 75% of the cost of drilling of the first test well on the farm-out property. This test well has been completed and Dual Explorations Inc. has also concluded an extended production test on the well. We have also been advised that production tie in for the gas discovery at Woking, Alberta farm-out property is now complete. Because we have paid the 75% of the costs of drilling, completing and equipping of this exploration well, we have earned our 37.5% working interest in the three sections comprising the farm-out lands under this farm-out agreement. As the owner of a 37.5% working interest in the farm-out lands, we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs associated with the farm-out lands covered by this farm-out agreement.

The operator and joint venture partner for the Harmon Valley farm-out agreement has also begun working on drilling the first test well in the Harmon Valley Area as provided under the farm-out agreement. We have paid 100% of the costs for drilling of the first horizontal well in the amount of $900,000 in October of 2006. On March 28, 2007, we were notified by the operator and joint venture partner, that the first well of a multi-well program at Harmon Valley, in the Peace River Oil Sands district, HZ Peace River 1-29-83-19 W5M, was successfully drilled to appraise the reservoir characteristic and to delineate the reservoir. This first well of the proposed program, HZ Peace River 1-29-83-19 W5M, targeted the Bluesky - Gething formation. The Core information and a horizontal leg will assist in developing a plan for a possible primary and secondary oil recovery scheme. The well confirmed and encountered 12 meters/ 36 feet of net pay in the Blue Sky formation.

Based on the data to be received from the first test well, we will continue to examine the overall prospects for the properties subject to our farm-out agreements, including evaluating future drilling programs, investigating commercial potential of the resource identified to date, the acquisition of additional exploration lands and conversion of its existing oil shale exploration permits to development leases, if appropriate.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $24,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

On December 30, 2006, we entered into a binding Letter of Intent with Fuel-x International, Inc. It was contemplated under this Letter of Intent that we will acquire all of the issued and outstanding shares of Fuel-x International Inc. through an amalgamation, merger, consolidation, share exchange, take over bid, plan of arrangement or other transaction arrangement. On January 18, 2007, pursuant this binding Letter of Intent, we executed an Arrangement Agreement with Fuel-x International, Inc. whereby we agreed to file and proceed with a plan of arrangement with Fuel-x International, Inc. Under the plan of arrangement, all of the issued and outstanding common shares of Fuel-x International, Inc. will be converted into shares of our common stock at a pre-determined ratio; certain debentures of Fuel-x International, Inc. will also be converted into shares of our common stock at a pre-determined ratio; and the outstanding balance of Fuel-x International, Inc.’s debt owed to The K2 Principal Fund LP will also be converted into shares of our common stock at a pre-determined ratio. The completion of the plan of arrangement was subject to a number of condition precedents, including, among other things, the requirement to apply for and receive an interim order from a court of competent jurisdiction, the requirement of shareholders’ approval of the plan of arrangement by shareholders of both our company and Fuel-x International, Inc., and the requirement that we change our jurisdiction of incorporation from the State of Nevada to the Province of Alberta. On February 14, 2007, we filed a registration statement/proxy statement on Form S-4 to solicit proxies for approval of our change of jurisdiction of incorporation from the State of Nevada to the Province of Alberta. However,

CW1360693.5

because Fuel-x International, Inc. has defaulted on its obligations under Arrangement Agreement, we have suspended our efforts to complete the plan of arrangement with Fuel-x International, Inc. at this time.

We also entered into a loan agreement with Fuel-x International, Inc. on December 22, 2006 whereby we agreed to lend CAD$2,500,000 and US$3,000,000 to Fuel-x International, Inc. Pursuant to this agreement, we have made advancements in the amounts of CAD$2,500,000, US$1,500,000 and US$600,000 to Fuel-x International, Inc. The advancement of CAD$2,500,000 was used by Fuel-x International, Inc. to make a partial repayment of its loan from K2 Principal Fund L.P. pursuant to the Forbearance Agreement entered into among our company, Fuel-x International, Inc. and K2 Principal Fund L.P. The advancements of US$1,500,000 and US$600,000 were used by Fuel-x International, Inc. to pay its obligations under participation agreements for its properties in Indonesia. Because Fuel-x International, Inc. has defaulted on its obligations under the forbearance agreement, we have determined that all debts owed by Fuel-x International, Inc. to our company under this loan agreement are due and payable immediately. We have served Fuel-x International, Inc. with a notice of default and demand repayments of these debts immediately.

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

During the next 12 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the next phase of our exploration program. In the absence of such financing, we will not be able to continue exploration under our farm-out agreements and our business plan will fail. Even if we are successful in obtaining equity financing to fund the next phase of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of properties subject to our farm-out agreements following the completion of the work program. If we do not continue to obtain additional financing, we will be forced to abandon our farm-out agreements and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties subject to our farm-out agreements. We have not undertaken any efforts to locate a joint venture partner. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our farm-out agreements. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our farm-out agreements to the joint venture partner.

Results of Operations

We have had no operating revenues since our inception on October 14, 2001 through to June 30, 2007. We anticipate that we will not generate any revenues while we are solely an exploration stage company. Our activities have been financed from the proceeds of share subscriptions. From our inception on October 14, 2001 to June 30, 2007, we have raised a total of $8,187,815 from private offerings of our securities.

CW1360693.5

Results of Operations for the three months ended June 30, 2007 and June 30, 2006

General and Administrative Expenses

Our general and administrative expenses consist primarily of office and miscellaneous expenses and related costs for general and corporate functions, including finders’ fees and fees for legal and other professional services. Our office and miscellaneous expenses for the three months ended June 30, 2007 were $11,736, as compared to the three months ended June 30, 2006, which were $(2,619). The increase of office and miscellaneous expenses was primarily a result of our change of business into an oil and gas exploration company and moving of our corporate headquarter to Calgary, Alberta. Our finders’ fees, consulting and professional services for the three months ended June 30, 2007 were $Nil, $11,752 and $38,884 respectively, as compared to the three months ended June 30, 2006, which were $Nil, $7,500 and $37,497 respectively. The increase of consulting and professional services for the three months ended June 30, 2007 was a result of our completion of a registration statement on Form S-4 for move the jurisdiction of our incorporation to Alberta, Canada and our proposed plan of arrangement with Fuel-x International, Inc. during the three month period ended June 30, 2007. The consulting fees were paid to the directors and officers of our company.

Results of Operations for the six months ended June 30, 2007 and June 30, 2006

General and Administrative Expenses

Our general and administrative expenses consist primarily of office and miscellaneous expenses and related costs for general and corporate functions, including finders’ fees and fees for legal and other professional services. Our office and miscellaneous expenses for the six months ended June 30, 2007 were $24,902, as compared to the six months ended June 30, 2006, which were $(2,482). The increase of office and miscellaneous expenses was primarily a result of our change of business into an oil and gas exploration company and moving of our corporate headquarter to Calgary, Alberta. Our finders’ fees, consulting and professional services for the six months ended June 30, 2007 were $Nil, $59,252 and $149,335 respectively, as compared to the six months ended June 30, 2006, which were $Nil, $7,500 and $64,480 respectively. The increase of consulting and professional services for the six months ended June 30, 2007 was a result of our completion of a registration statement on Form S-4 for move the jurisdiction of our incorporation to Alberta, Canada and our proposed plan of arrangement with Fuel-x International, Inc. during the six month period ended June 30, 2007. The consulting fees were paid to the directors and officers of our company.

Net Loss

Our net loss was $66,065 and $45,240 for the three months ended June 30, 2007 and 2006 respectively. The primary reason for the increase in net loss is due to our change of business into an oil and gas exploration company and an increase in our oil and gas exploration expenditures and recognize of stock-base compensation.

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

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $289,485 and working capital deficit of $(1,082,257). Cash used in operating activities was $50,413 for the three months ended June 30, 2007 largely due to our professional fees and stock base compensation incurred. This compares with cash used in operating activities of $35,230 for the three month ended June 30, 2006.

CW1360693.5

We anticipate that we will require $60,000 to cover our ongoing general and administrative expenses for the next 12 months. We believe our cash on hand is sufficient pay for the costs of our general and administrative expenses for the next 12 months but is not sufficient to fully carry out our plan of operations for the next 12 months. Our ability to complete the next phase of our recommended work program will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans, although there are no assurances any such financing will be completed.

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

Furthermore, the Forbearance Agreement provides that if the plan of arrangement between our company with Fuel-x International Inc. is not completed by May 31, 2007 the Forbearance Agreement will be terminated. The payment

CW1360693.5

by our company to K2 Principal Fund L.P. of the Cdn $2.500,000 under the Forbearance Agreement is treated as a loan to Fuel-x International Inc. by our company. Because Fuel-x International, Inc. defaulted on the Forbearance Agreement, we have also served Fuel-x International, Inc. with our own notice of default and demand repayment of our loan to Fuel-x International, Inc. immediately.

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

Mineral Properties/ Petroleum & natural gas properties

We utilize the full cost method to account for its investment in mineral, oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of mineral, oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of June 30, 2007, we have no properties with proven reserves. When the we obtain proven mineral, oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2007, all of our mineral, oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of June 30, 2007, none of our unproved mineral, oil and gas properties were considered impaired.

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

CW1360693.5

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $66,065 for the quarter ended June 30, 2007, and cumulative losses of $2,589,266 to June 30, 2007. Our net cash used in operations through the quarter ended June 30, 2007 was $(50,413). As of June 30, 2007 we had working capital deficit of $1,082,257 as a result of recent Fuel X loan obligation. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to June 30, 2007, we have incurred aggregate losses of approximately $2,589,266. Our loss from operations for the quarter ended June 30, 2007 was $66,065. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

CW1360693.5

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

The validity of the farmee interest owned by our subsidiary in the farm-out agreement between Western Petrochemical Corp. and Scott Oil and Gas Ltd. is disputed. We cannot assure you that the resolution of this dispute will be in favour of our company.

CanWest Petroleum Corporation, the corporate parent of Western Petrochemical Corp., has notified us that it disputes the validity of the farm-out agreement between Western Petrochemical Corporation and Scott Oil and Gas Ltd. This farm-out agreement relates to rights to explore for oil shales on certain farm-out land in the Pasquia Hill area of Saskatchewan. Scott Oil and Gas Ltd. purported transferred its farmee interest in this farm-out agreement to 1245147 Alberta Ltd., a wholly owned subsidiary of Source Projects Inc. Despite claims asserted by CanWest Petroleum Corporation, Scott Oil and Gas Ltd. assured us that it believes the farm-out agreement is valid and enforceable. We anticipate our company and Scott Oil and Gas Ltd. will need to examine this farm-out agreement with CanWest Petroleum Corporation and find a resolution to this dispute. We cannot assure you that the resolution of this dispute will be in favour of our company.

There are significant title risks associated with the properties subject to our farm-out agreements.

None of the exploration permits underlying our farm-out agreement in Saskatchewan have been converted to development leases. In the event that we do not meet the regulated expenditure requirements, or development conditions to convert our permits to leases or obtain an extension of such development requirements, our right to explore for bitumen or oil shale, as applicable, may be lost. We believe that we have good and proper right, title and interest in and to the permits that we intend to exploit. However, we have not obtained title opinions on any of our interests. Accordingly, ownership of the oil sands exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests. Furthermore, aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada.

Nature of Oil Sands Exploration and Development involves many risks that we may not be able to overcome.

Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from any of the properties subject to our farm-out agreements. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

CW1360693.5

We have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resource on the properties subject to our farm-out agreements.

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

CW1360693.5

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

The business of resource exploration and development is subject to substantial regulation under Canadian provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil sands bitumen and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil sands exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil sands industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

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

CW1360693.5

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

CW1360693.5

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Hussein Charanek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

CW1360693.5

disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CW1360693.5

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Default upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6  Exhibits.

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

3.8	Articles of Merger (incorporated by reference from our current report on Form 8-K filed on December 13, 2006)
3.9	Certificate of Ownership (incorporated by reference from our current report on Form 8-K filed on December 13, 2006)

CW1360693.5

(10)	Material Contracts
10.1	Farm-out Agreement with Banks Energy Inc. (formerly, Banks Ventures Ltd.) dated June 1, 2003 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
10.2	Mining Quitclaim Deed dated August 16, 2004 (incorporated by reference from our registration statement on Form SB-2 filed January 28, 2005)
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

10.7	Farm-Out Agreements (incorporated by reference from our current report on Form 8-K filed on October 24, 2006)
10.8	Letter of Intent (incorporated by reference from our current report on Form 8-K filed on November 1, 2006)
10.9	Forbearance Agreement (incorporated by reference from our current report on Form 8-K and Form 8-K/A filed on December 12, 2006)
10.10	Form of Employment Agreement (incorporated by reference from our current report on Form 8-K filed on December 13, 2006)
10.11	Letter of Intent with Fuel-x International Inc. (incorporated by reference from our current report on Form 8-K filed on January 12, 2007)
10.12	Stock Option Plan and form of Stock Option Agreement (incorporated by reference from our current report on Form 8-K filed on January 19, 2007)
21	Subsidiaries of the Registrant
21.1	1245147 Alberta Ltd. a 100% wholly-owned subsidiary incorporated in the Province of Alberta in May 2006.
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

CW1360693.5

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

Date: August 27, 2007

CW1360693.5